Form 10-Q
period 2025-09-30
Viking Acquisition Corp I
filed 2025-12-15
CIK 2080023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Viking Acquisition Corp. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-42927	86-1872510
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

900 Third Avenue, 18th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(917) 423-7931

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	VACI.U	The New York Stock Exchange
Class A ordinary shares, $0.0001 par value	VACI	The New York Stock Exchange
Redeemable warrants, each full warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	VACI WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 15, 2025, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VIKING ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VIKING ACQUISITION CORP. I

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets
Current assets
Prepaid expenses	$2,633
Total current assets	2,633
Deferred offering costs	310,905
Total Assets	$313,538

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$207,631
Accrued expenses	30,480
Promissory note — related party	98,024
Total Current Liabilities	336,135

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of September 30, 2025	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2025(1)	767
Additional paid-in capital	1,048,230
Accumulated deficit	(1,071,594)
Total Shareholders’ Deficit	(22,597)
Total Liabilities and Shareholders’ Deficit	$313,538

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On November 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; hence, the 1,000,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

General and administrative costs	$47,597
Loss from operations	(47,597)

Other expense
Share-based compensation expense	1,023,997

Net loss	$(1,071,594)

Weighted average shares outstanding, Class B ordinary shares (1)	6,666,667

Basic and diluted net loss per share, Class B ordinary shares	$(0.16)

(1)	Excludes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On November 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; hence, the 1,000,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE PERIOD FROM JULY 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 24, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Initial Shareholders (1)	—	—	7,666,667	767	24,233	—	25,000

Share-based compensation expense	—	—	—	—	1,023,997	—	1,023,997

Net income (loss)	—	—	—	—	—	(1,071,594)	(1,071,594)

Balance – September 30, 2025	—	$—	7,666,667	$767	$1,048,230	$(1,071,594)	$(22,597)

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On November 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; hence, the 1,000,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,071,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through promissory note – related party	4,697
Payment of general and administrative costs through promissory note – related party	12,420
Share-based compensation expense	1,023,997
Changes in operating assets and liabilities:
Accrued expenses	30,480
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$207,631
Deferred offering costs paid through promissory note – related party	$78,407
Deferred offering costs paid by Initial Shareholders in exchange for issuance of Class B ordinary shares	$24,867
Prepaid expenses paid by Initial Shareholders in exchange for issuance of Class B ordinary shares	$133
Prepaid expenses paid by Sponsor through promissory note – related party	$2,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Organization and General

Viking Acquisition Corp. I (the “Company”) was incorporated as a Cayman Islands exempted company on July 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company has not selected any business combination target and has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company may pursue an Initial Business Combination target in any business or industry. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from July 24, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s Sponsor is Viking Acquisition Sponsor I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering automatically became effective in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) on October 30, 2025. On November 3, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 660,000 private placement units (each “Private Placement Unit”, collectively the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each “Private Placement Warrant” and collectively, the “Private Placement Warrants”). Of those 660,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units, and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”), the representative of the underwriters purchased 310,000 Private Placement Units.

Transaction costs amounted to $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

The Trust Account

Following the closing of the Initial Public Offering, on November 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account will initially be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s first amended and restated memorandum and articles of association provides that, other than the taxes payable (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s first amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay taxes (“taxes payable”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NYSE rules.

Pursuant to the Company’s first amended and restated memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) and Private Placement Units (and any securities underlying the Private Placement Units) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor and management team acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Risks and Uncertainties

The Company’s ability to complete an Initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an Initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an Initial Business Combination.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $100,000 (see Note 5). At September 30, 2025, the Company had no cash and a working capital deficit of $333,502.

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements. At November 3, 2025, the Initial Public Offering closing date, the Company had $1,478,456 cash and a working capital of $1,394,411.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 31, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 10, 2025. The interim results for the period from July 24, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, — “Expenses of Offering.” Deferred Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Units are charged to shareholders’ deficit, as the Public and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment. As of September 30, 2025, the Company had $310,905 of deferred offering costs.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On November 3, 2025, the underwriters exercised their over-allotment option in full in the amount of 3,000,000 Units as part of the closing of the Initial Public Offering.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 5). At September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on November 3, 2025, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-third of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one Private Placement Warrant. Of those 660,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units, and Cohen purchased 310,000 Private Placement Units.

The Private Placement Warrants included in the Private Placement Units are identical to the Public Warrants included in the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor, underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On July 24, 2025, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.00326 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor has agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. The Sponsor, officers, and directors will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor, officers, and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Units (and any securities underlying the Private Placement Units) held by them. On November 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

Certain of the Strategic Partners and Senior Advisors invested in KingsRock Viking Acquisition, LLC, and through it, indirectly in the Sponsor, thereby sharing in the appreciation of Founder Shares and Private Placement Units held by the Sponsor, provided that the Company successfully complete a Business Combination. However, such parties will have no right to control KingsRock Viking Acquisition, LLC or the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor prior to the consummation of a Business Combination. In addition, each of the Company’s four independent directors have purchased membership interests in KingsRock Viking Acquisition, LLC for $187 which will provide them with an indirect interest in 50,000 Founder Shares. In addition, one of the independent directors has purchased two other membership interests in KingsRock Viking Acquisition, LLC — one that he purchased for $250 which will provide him with an indirect interest in 66,666 Founder Shares, and the other that he purchased for $50,000 which will provide him with an indirect interest in 5,000 Private Placement Units. None of the independent directors will have a right to control either KingsRock Viking Acquisition, LLC or the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise, prior to the consummation of a Business Combination.

The third-party valuation firm valued the Founder Shares as of September 15, 2025. The probability of De-SPAC and instrument specific market adjustment was assumed to be 45.0%; the implied Class A share price was $9.82; volatility of 6.0%; and a discount for lack of marketability of 13.0%. The transferred interests to the directors are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, and other risk factors. The valuation has identified the fair value of the Founder Shares, represented by such membership interests, to be $3.84 per share and has been recognized in full in the Company’s statement of operations as share-based compensation expense on the grant date. The total fair value of the 200,000 Founder Shares, as represented by the membership interests purchased by the four independent directors and the additional 66,666 Founder Shares, as represented by the membership interests purchased by one of the directors is $1,023,997 or $3.84 per share.

The Sponsor, officers, and directors agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) six months after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, the date on which the Company consummates a transaction which results in the shareholders having the right to exchange their shares for cash, securities, or other property subject to certain limited exceptions.

Registration Rights

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the Sponsor, officers, and directors at the completion of the Initial Public Offering or acquired prior to or in connection with the Initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed with the initial shareholders and the representative of the underwriters prior to or on the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to make up to three demands and have “piggyback” registration rights. The representative of the underwriters may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the prospectus for the Initial Public Offering forms a part and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on October 31, 2025, the date that the Company’s securities are first listed in New York Stock Exchange, the Company agreed to reimburse an affiliate of the managers of the Sponsor, KingsRock, in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2025, no amount has been accrued for these services in the Company’s unaudited condensed balance sheet.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Promissory Note

On July 24, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of September 30, 2025, the Company had borrowed $98,024 under the Note. As of November 3, 2025, the Company had borrowed a total of $98,194, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 3, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,175,000 (2.25% of the gross proceeds of the Units sold in the Initial Public Offering). The underwriters reimbursed certain of the Company’s offering expenses amounting to $575,000.

Additionally, the underwriters were entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, $9,200,000 in the aggregate upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company includes up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s first amended and restated memorandum and articles of association). As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

As of September 30, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding. On November 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Warrants

As of September 30, 2025, there were no Public or Private Placement Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing on the later of (a) 30 days after the completion of an Initial Business Combination, or (b) 12 months from the closing of the Initial Public Offering, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder.

No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company is not registering Public Shares issuable upon exercise of the warrants at this time. However, following the consummation of the Initial Business Combination, under the terms of the warrant agreement, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the Public Shares issuable upon exercise of the warrants and thereafter use its commercially reasonable efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the Public Shares issuable upon exercise of the warrant and a current prospectus relating thereto. Notwithstanding the above, if Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants for cash when the price per Class A ordinary shares equals or exceeds $18.00. Beginning once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per warrant;

●	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30-day redemption period.

The Private Placement Warrants contained in the Private Placement Units will be non-redeemable. The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation.

Note 8 — Segment Information

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics below.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

September 30, 2025
Prepaid expenses	$2,633
Deferred offering costs	$310,905

For the Period from July 24, 2025 (Inception) through September 30, 2025
General and administrative costs	$47,597
Share-based compensation expense	$1,023,997

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to December 15, 2025 the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering automatically became effective in accordance with the rules of the SEC on October 30, 2025. On November 3, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Of those 660,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units, and Cohen purchased 310,000 Private Placement Units.

Following the closing of the Initial Public Offering, on November 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the Trust Account, with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee.

Commencing on October 31, 2025, the date that the Company’s securities are first listed in New York Stock Exchange, the Company agreed to reimburse an affiliate of the managers of the Sponsor, KingsRock, in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support.

As of November 3, 2025, the Company had borrowed a total of $98,194, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the Note are no longer available. On November 3, 2025, the Company paid $29,570 in excess of the outstanding borrowings under the Note. On November 6, 2025, the Sponsor returned $29,570 to the Company.

On November 3, 2025, the underwriters were entitled to a cash underwriting discount of $5,175,000 (2.25% of the gross proceeds of the Units sold in the Initial Public Offering). The underwriters reimbursed certain of the Company’s offering expenses amounting to $575,000. Additionally, the underwriters were entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, $9,200,000 in the aggregate upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Viking Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Viking Acquisition Sponsor I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 24, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Unit, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 24, 2025 (inception) through September 30, 2025, we had a net loss $1,071,594, which consisted of general and administrative costs of $47,597 and share-based compensation expense of $1,023,997.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on November 3, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 660,000 Private Placement Unit sat a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Of those 660,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units, and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, the representative of the underwriters purchased 310,000 Private Placement Units.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

For the period from July 24, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $1,071,594 was affected by payment of formation costs through promissory note – related party of $4,697, payment of general and administrative costs through promissory note – related party of $12,420, and share-based compensation expense of $1,023,997. Changes in operating assets and liabilities provided $30,480 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to an affiliate of the Sponsor $30,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 3, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,175,000 (2.25% of the gross proceeds of the Units sold in the Initial Public Offering). The underwriters reimbursed certain of the Company’s offering expenses amounting to $575,000.

Additionally, the underwriters were entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, $9,200,000 in the aggregate upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2025, the Company issued an aggregate of 7,666,667 Class B ordinary shares (the “Founder Shares”), $0.0001 par value, in exchange for a $25,000 payment (approximately $0.00326 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Sponsor has agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Certain of the Strategic Partners and Senior Advisors invested in KingsRock Viking Acquisition, LLC, and through it, indirectly in the Sponsor, thereby sharing in the appreciation of Founder Shares and Private Placement Units held by the Sponsor, provided that the Company successfully complete a Business Combination. However, such parties will have no right to control KingsRock Viking Acquisition, LLC or the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor prior to the consummation of a Business Combination. In addition, each of the Company’s four independent directors have purchased membership interests in KingsRock Viking Acquisition, LLC for $187 which will provide them with an indirect interest in 50,000 Founder Shares. In addition, one of the independent directors has purchased two other membership interests in KingsRock Viking Acquisition, LLC — one that he purchased for $250 which will provide him with an indirect interest in 66,666 Founder Shares, and the other that he purchased for $50,000 which will provide him with an indirect interest in 5,000 Private Placement Units. None of the independent directors will have a right to control either KingsRock Viking Acquisition, LLC or the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise, prior to the consummation of a Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one Private Placement Warrant. Of those 660,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units, and Cohen & Company Capital Markets purchased 310,000 Private Placement Units. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $230,000,000 was placed in the Trust Account.

We paid a total of $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ACQUISITION CORP. I

Date: December 15, 2025	By:	/s/ N. Håkan Wohlin
	Name:	N. Håkan Wohlin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2025	By:	/s/ Gil Ottensoser
	Name:	Gil Ottensoser
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)