Form 10-K
period 2025-12-31
Viking Acquisition Corp I
filed 2026-03-18
CIK 2080023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42927

Viking ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	86-1872510
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

900 Third Avenue, 18th Floor New York, NY	10022
(Address of principal executive offices)	(zip code)

(917) 423-7931

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	VACI.U	The New York Stock Exchange
Class A ordinary shares, $0.0001 par value	VACI	The New York Stock Exchange
Redeemable warrants, each full warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	VACI WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 15 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2025 and therefore it cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

As of March 17, 2026, there were 23,660,000 Class A ordinary shares, par value $0.0001 and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our”, “Viking” or the “Company” refer to Viking Acquisition Corp. I. References to our “management” or our “management team” refer to our directors and executive officers. References to the “sponsor” refer to Viking Acquisition Sponsor I, LLC. References to “KingsRock” refers to KingsRock Advisors, LLC. References to “founder shares” refer to the Class B ordinary shares initially purchased by our sponsor in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time our initial business combination. References to “insiders” refers to our sponsor and all of our officers and directors to the extent they held the founder shares immediately prior to the consummation of the initial public offering and / or purchased private placement units concurrent with the initial public offering. References to “private placement shares” refer to the Class A ordinary shares sold to the sponsor and the underwriter, Cohen & Company Capital Markets, a Division of Cohen & Company Securities, LLC (“Cohen”), in a private placement. References to “private placement units” refer to the units, consisting of one private placement share and one-third of one private placement warrant, issued to our sponsor and Cohen in a private placement. References to “private placement warrants” refer to the warrants issued to our sponsor and Cohen as party of the private placement units in a private placement. References to “Senior Advisors” refer to KingsRock’s network of more than 120 senior advisors who may assist us in sourcing potential acquisition targets and creating long-term value in the business combination for us. References to “Strategic Partners” refer to KingsRock’s established strategic relationships with selected leading investors and financing providers. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	actual and potential conflicts of interest relating to KingsRock, our directors, officers and other affiliates;

●	our ability to draw from the support and expertise of KingsRock, our directors, officers and other affiliates;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following the Offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

VIKING ACQUISITION CORP. I

FORM 10-K

i

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

On November 3, 2025, we consummated an initial public offering (“Offering”) of 23,000,000 units (the “public units”), including the issuance of 3,000,000 public units as a result of the underwriter’s exercise in full of their over-allotment option. Each public unit consists of one Class A ordinary share of the Company (each a “public share”), and one-third of one warrant. Each whole warrant (“public warrant”) entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in this prospectus, and only whole warrants are exercisable. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.  We have 24 months from the closing of the Offering to consummate an initial business combination or until such earlier liquidation date as our board of directors may approve, to consummate an initial business combination, which we refer to herein as the completion window.

Simultaneously with the closing of the Offering, our sponsor and Cohen purchased 660,000 private placement units in a private placement that closed concurrently with the Offering. Each unit sold in this private placement consisted of one Class A ordinary share and one-third of one warrant. Each whole private placement warrant contained in the private placement units is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share. The private placement warrants will become exercisable on the later of (a) 30 days after the completion of our initial business combination, or (b) 12 months from the closing of the Offering, and will not expire except upon liquidation. We refer to these units as “private placement units,” the Class A ordinary shares included in the units as “private placement shares” and the warrants included in such units as “private placement warrants.” The private placement units are identical to the public units sold in the Offering, subject to certain limited exceptions.

Our sponsor owns 7,666,667 Class B ordinary shares which it purchased for an aggregate of $25,000. We refer to these Class B ordinary shares as the “founder shares.” The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors), or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment and forfeiture as provided herein.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We may pursue an initial business combination target in any business or industry. We intend to effectuate our initial business combination using cash from the proceeds of our Offering, the sale of the private placement units, the sale of private investor shares, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. Two of the members of our management team, N. Håkan Wohlin and Louis Jaffe are also the managing partners of KingsRock, a global independent financial services advisory firm founded in 2020. KingsRock provides creative financial and strategic advisory services to a broad range of clients across industries, asset classes and geographies. KingsRock will not be directing and managing our activities, as that will be the responsibility of our board of directors and officers. However, KingsRock’s extensive advisory network has unique access to private and public corporations, alternative investors and governments due to its wealth of deal-making experience and advisory-only nature. KingsRock advises clients on potential capital and financial solutions and originates unique investment opportunities for investors. KingsRock specializes in structurally complex situations that require creativity, expertise, and executional excellence. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Business Strategy

Our strategy is to:

●	leverage the strategic and transaction experience of our management team and Senior Advisors to bring advice and attention to potential business combination targets;

●	deliver creative approaches to transaction sourcing through our KingsRock network of 150+ global members, including employees and Senior Advisors; and

●	utilize an understanding of global financial markets and events, financing, and overall corporate strategy options.

Our selection process will leverage our management team’s, KingsRock’s and its Senior Advisors’ network of industry, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisors, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We intend to deploy a proactive sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance. Upon completion of the Offering, members of our management team, KingsRock and its Senior Advisors will communicate with their network of relationships to articulate our initial business combination criteria, including the parameters of our search for a target business, and will begin the disciplined process of pursuing and reviewing promising leads.

Our management team and KingsRock and its Strategic Partners and Senior Advisors have experience in:

●	sourcing, structuring, acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams;

●	negotiating transactions favorable to investors;

●	executing transactions in multiple geographies and under varying economic and financial market conditions; and

●	accessing the capital markets, including financing businesses and helping companies transition to public ownership.

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of our management team, KingsRock (which we intend to use for these purposes) and its Strategic Partners and Senior Advisors will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. We may also have the benefit of using KingsRock, or another affiliate of our sponsor, as a financial advisor on our business combinations and other transactions. Our competitive strengths include the following:

●	Proprietary Sourcing Channels and Leading Industry Relationships. We believe the capabilities and connections associated with our management team, in combination with those of KingsRock and its Strategic Partners and more than 120 Senior Advisors, will provide us with a differentiated pipeline of acquisition opportunities. We expect these sourcing capabilities will be further bolstered by our management team’s, KingsRock’s and its Strategic Partners’ and Senior Advisors’ reputation and deep industry relationships.

●	Deep Experience of Senior Advisors. We believe that our ability to leverage the experience of KingsRock’s Strategic Partners and Senior Advisors will provide us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

●	Origination and Investing Experience. We believe that our management’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets.

●	Execution and Structuring Capability. Our management team and sponsor believe that the combined expertise and reputation of each of our management team and KingsRock and its Strategic Partners and Senior Advisors will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Investment Criteria

We have developed the following high-level, non-exclusive investment criteria that we will use to screen for and evaluate target businesses. We will seek to acquire a business that:

●	Has a Committed and Capable Management Team. We will seek to acquire a business with a professional management team whose interests are aligned with those of our investors and complement the expertise of our management team. Where necessary, we may also look to complement and enhance the capabilities of the target business’ management team by recruiting additional talent through our network of contacts.

●	Is Sourced Through our Proprietary Channels. We do not expect to participate in broadly marketed processes but rather aim to leverage our extensive network to source our business combination.

●	Can leverage our SPAC Network & Strategy. We will seek to acquire businesses that can utilize KingsRock’s global network and are ready to become a public entity.

●	May Provide Attractive Returns. We will seek to acquire a business that will potentially offer an attractive risk-adjusted return for our investors.

●	Has Robust Financials. We will seek to source high growth, profitable businesses with low financial leverage to minimize capital risk for all stakeholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission (the “SEC”).

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team directly or indirectly own our securities following the Offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction because of their financial interest in completing an initial business combination within the completion window. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, the founder shares and private placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our sponsor and its principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. In light of the significant financial investments made and/or investments of time for which they are being compensated with founder shares by each of these individuals, which will be rendered worthless if we do not consummate an initial business combination, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination as the economic incentives for these individuals to complete our initial business combination align with those of our public shareholders.

In addition, none of KingsRock’s Strategic Partners or Senior Advisors or their personnel are officers or directors of our company and therefore owe us no fiduciary duties as such. While we expect that they will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. The Strategic Partners and Senior Advisors may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any Strategic Partner or Senior Advisor becomes aware of a business combination opportunity which is suitable for one or more entities to which he, she or it has fiduciary, contractual or other obligations or duties, he, she or it will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential business may be presented to another entity prior to its presentation to us.

While neither KingsRock nor any of its Strategic Partners and Senior Advisors will have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Any of KingsRock’s or its Strategic Partners and Senior Advisors’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of KingsRock and its Strategic Partners and Senior Advisors or their respective clients or counterparties may at times be averse to ours.

In light of the significant financial investments made and / or investments of time for which they are being compensated with founder shares by each of these individuals, which will be rendered worthless if we do not consummate an initial business combination, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination as the economic incentives for these individuals to complete our initial business combination align with those of our public shareholders.

KingsRock will not be directing and managing our activities, as that will be the responsibility of our board of directors and officers. In addition, our sponsor, officers, directors, KingsRock and its Strategic Partners and Senior Advisors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers, directors, KingsRock and its Strategic Partners and Senior Advisors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. KingsRock, its principals and its Strategic Partners and Senior Advisors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their future blank check companies. As a result, KingsRock, its principals and its Strategic Partners and Senior Advisors may pursue business combinations for blank check companies that other affiliates of KingsRock have sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers, Strategic Partners and Senior Advisors involved with a particular blank check company. Messrs. Wohlin, Jaffe, Ottensoser and von Girsewald currently do not have any existing contractual and fiduciary obligations to other parties to offer acquisition opportunities to such parties unless presented to any of them solely in their capacity as a director or officer of such parties. However, no assurance can be given that any of them will not in the future, agree or be required, pursuant to additional contractual obligations or fiduciary duties, to offer acquisition opportunities coming to his attention to other entities.

Because there are numerous special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing business combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Offering and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Prior SPAC Experience

Our Chief Financial Officer, Mr. Ottensoser, has, in his prior roles working at investment banks, participated in his career in many SPAC transactions including IPOs and business combinations where the bank played a role as an underwriter or capital markets advisor.

Initial Business Combination

So long as we maintain listing for our securities on the New York Stock Exchange (“NYSE”), we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting discounts and commissions and taxes paid or payable on the income earned on the trust account) at the time of execution of the definitive agreement for such business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to NYSE rules, any initial business combination must be approved by a majority of our independent directors.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of the Offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our private placement units will be worthless.

Our amended and restated memorandum and articles of association require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for seeking shareholder approval or for purposes of a tender offer, as applicable. So long as we maintain listing for our securities on NYSE, we would be required to comply with such 80% rule.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Sourcing of Potential Business Combination Targets

KingsRock and its Strategic Partners and Senior Advisors may compete with us for acquisition opportunities that we may target for our initial business combination. If KingsRock and its Strategic Partners and Senior Advisors decide to pursue any such opportunity or determine in any of their sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within any of KingsRock and its Strategic Partners and Senior Advisors or by persons who may make decisions for us or any of KingsRock and its Strategic Partners and Senior Advisors may be suitable for KingsRock or the relevant Strategic Partner and Senior Advisor and may be directed to KingsRock or the relevant Strategic Partner and Senior Advisor or other third parties rather than to us. None of KingsRock or its Strategic Partners and Senior Advisors has any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

We have not contacted any of the prospective target businesses that any of KingsRock or its Strategic Partners and Senior Advisors in any prior SPAC with which they may have been involved had considered and rejected as target businesses to acquire. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our shareholders. Accordingly, there is no current basis for investors from our Offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination.

Our management team, in their other endeavors (including any affiliation they may have with any of KingsRock and its Strategic Partners and Senior Advisors), may choose or be required to present potential business combinations or other transactions to the KingsRock Advisor or the relevant Strategic Partner and Senior Advisor or third parties, before they present such opportunities to us. Please see “Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.” We are not prohibited from pursuing an initial business combination with a company that is affiliated with any of KingsRock and its Strategic Partners and Senior Advisors, our sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any of KingsRock and its Strategic Partners and Senior Advisors. In the event we seek to complete our initial business combination with a business that is affiliated (as defined in our amended and restated memorandum and articles of association) with any of KingsRock and its Strategic Partners and Senior Advisors, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates (which includes KingsRock Viking Acquisition, LLC and KingsRock Advisors, LLC), of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account. In addition, we have agreed, pursuant to the administrative and indemnification services agreement with the managing member our sponsor, that we will indemnify the managing member of our sponsor from any claims arising out of or relating to our Offering or the company’s operations or conduct of the company’s business (including our initial business combination) or any claim against the managing member our sponsor alleging any expressed or implied management or endorsement by the managing member our sponsor of any of the company’s activities or any express or implied association between the managing member our sponsor and the company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our trust account.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock, shares or other equity interests of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

So long as we maintain a listing for our securities on NYSE, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Such a purchase would include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of shares or warrants our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the class of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates are subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of or against approving the business combination transaction;

●	our sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsors, directors, officers, advisors or their affiliates may elect to enter into certain transactions, including purchasing shares or public warrants from public shareholders or public warrantholders, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.”

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters. Our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares or private placement shares held by them and any public shares held by them in connection with the completion of our business combination.

Limitations on Redemptions

We may be subject to a minimum cash requirement or a maximum redemption requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Under NYSE rules, asset acquisitions and stock or share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. So long as we maintain listing for our securities on NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval at an ordinary resolution for such business combination under Cayman Islands law and pursuant to our amended and restated memorandum and articles of association (or such higher approval threshold as may be required by Cayman Islands or other applicable law and pursuant to our amended and restated memorandum and articles of association). However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will consist of the holders present in person or by proxy of shares the company representing at least one-third (1/3) of the voting power of all outstanding shares of the company entitled to vote at such meeting. Our sponsor and Cohen will count toward this quorum and each have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our Offering in favor of our initial business combination, except that the sponsor is not permitted to vote for or against an initial business combination for any public shares so purchased after we publicly announce our intention to engage in such initial business combination. For purposes of seeking approval of the requisite majority of our outstanding ordinary shares voted, abstentions and non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in respect of such ordinary resolution, if all outstanding shares are voted on a resolution to approve our initial business combination, in addition to our sponsor’s founder shares and the private placement shares (including those issued to Cohen), we would need 7,336,667, or 31.9% (assuming all outstanding shares are voted), of the 23,000,000 public shares sold in our Offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares, regardless of such vote pertains to an ordinary resolution or a special resolution of two-thirds of our ordinary shares voted at the meeting, we would not need any public shares in addition to our founder shares and private placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares or private placement shares and any public shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination, and instead may search for an alternate business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to the Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including the Excess Shares) for or against our business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation materials or tender offer documents (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination (or any later date determined by our board of directors) in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials or tender offer documents (as applicable) that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination set forth in the proxy materials or tender offer documents, as applicable, unless otherwise agreed to by us.

Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 24 months from the closing of our Offering or until such earlier liquidation date as our board of directors may approve, to consummate an initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire without value to the holder if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares or private placement units (and any securities underlying the private placement units) held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor, officers or directors acquire public shares in or after the Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors will agree that they will not propose any amendment to our amended and restated memorandum and articles of association (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (ii) with respect to any other provision relating to the right of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares. Pursuant to our amended and restated memorandum and articles of association, such an amendment would need to be approved by a special resolution.

We expect that all costs and expenses associated with implementing our liquidation, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,300,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our liquidation, to the extent that there is any interest accrued in the trust account following taxes payable, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of taxes payable, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,300,000 from the proceeds of our Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and a liquidator may determine that such funds should be included in our bankruptcy or insolvency estate and subject to the claims of third-party creditors with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be subject to challenge under applicable debtor/creditor and/or insolvency laws as a “voidable preference” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a such shareholder redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 900 Third Avenue, 18th Floor, New York, NY 10022, and our telephone number is (917) 423-7931. The cost for this space is included in the per month fee of up to $30,000 that we pay to an affiliate of the managers of our sponsor, KingsRock, for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents (as applicable) sent to shareholders. These financial statements may be required to be prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), or reconciled to, GAAP, or international financial reporting standards (“IFRS”) , depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Risk Factors Summary

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company.

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	We are an exempted company established in the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses.

●	A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash and thus, increase the probability that our initial business combination would be unsuccessful.

●	If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all.

●	We may not be able to find a suitable target business and complete our initial business combination within the completion window after the closing of the Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks.

●	During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise.

●	We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, KingsRock and its Strategic Partners and Senior Advisors, competing for the types of businesses we intend to acquire.

●	Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise.

●	In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Securities

●	Since the net proceeds of our Offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to challenge the transaction and recover some or all amounts received by our shareholders.

●	If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business.

●	There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Risks Relating to our Sponsor and Management Team

●	We may pursue an initial business combination target in any business or industry. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Offering than a direct investment, if an opportunity were available, in a business combination candidate.

●	Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business could remain in place.

●	Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination.

●	We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest.

●	We may engage one or more affiliates of our sponsor (which includes KingsRock Viking Acquisition, LLC and KingsRock Advisors, LLC), officers or directors or their respective affiliates to provide additional services to us after the Offering, including, for example, identifying potential targets or providing financial advisory services.

●	Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination.

General Risk Factors

●	We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.

●	We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a company with no operating history and no revenues and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company established in the Cayman Islands with no operating results, and did not commence operations until obtaining funding through the Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Our amended and restated memorandum and articles of association will require us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause us to not be able to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The requirement that we retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares on the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares on the open market.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares on the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash and thus, increase the probability that our initial business combination would be unsuccessful. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full 24 months from the closing of the Offering, in order to be able to receive a portion of the trust account, or attempt to sell their shares on the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares on the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares on the open market.

If we seek shareholder approval of our initial business combination, our sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns 25% of our outstanding ordinary shares following the completion of our Offering (not including the Class A ordinary shares underlying the private placement units). Our sponsor purchased 350,000 private placement units, consisting of 350,000 Class A ordinary shares and 116,666 private placement warrants. Our sponsor and management team also may from time to time purchase Class A ordinary shares in the secondary market prior to our initial business combination, and our sponsor shall vote any such public shares in favor of our initial business combination, except that it shall not vote for or against such proposed business combination for any Class A ordinary shares purchased after we publicly announce our intention to engage in such initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved only if we obtain the approval of an ordinary resolution under Cayman Islands law. As a result, in respect of such ordinary resolution, if all outstanding shares are voted on a resolution to approve our initial business combination, in addition to our sponsor’s founder shares and the private placement shares (including those issued to Cohen), we would need 7,336,667, or 31.9% (assuming all outstanding shares are voted), of the 23,000,000 public shares sold in our Offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares, we would not need any public shares in addition to our founder shares and private placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. We expect that our sponsor and its permitted transferees will own at least 25% of our issued and outstanding ordinary shares at the time of any such shareholder vote (not including the Class A ordinary shares underlying the private placement units). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The redemption of our public shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a minimum cash condition as described above, we would not proceed with such business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

We will require public shareholders who wish to redeem their public shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, The Depository Trust Company (“DTC”) and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our amended and restated memorandum and articles of association, we are required to provide at least 7 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our initial business combination deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by certain events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We may not be able to find a suitable target business and complete our initial business combination within the completion window after the closing of the Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. While our sponsor is a limited liability company formed in Delaware and is not controlled by, nor does it have substantial ties with, a non-U.S. person, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020, further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will initially be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to enter into certain transactions, including purchasing shares or public warrants from public shareholders or public warrantholders, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. Additionally, at any time at or prior to our initial business combination, subject to all applicable laws (including with respect to material non-public information), our sponsor, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Additionally, in the event our sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of or against approving the business combination transaction;

●	our sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will be required to comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation materials or tender offer documents mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination (or any later date determined by our board of directors) in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including the Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell the Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, KingsRock and its Strategic Partners and Senior Advisors, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.

While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our Offering and the sale of the private placement units not being held in the trust account are insufficient, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds from our Offering and the sale of the private placement units, only approximately $1,300,000 are available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holder.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise.

There can be no assurance that extensive and customary diligence will identify all material issues in relation to a particular business combination target or that it would be possible to uncover all material issues through such diligence. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses.

Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

Changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. These governing bodies may seek to change laws and regulations, as well as adopt new policies, including tariffs and other economic policies, that could negatively impact us or a target business with which we seek to consummate an initial business combination. We will also be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

The requirement that the acquisition target(s) that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the deferred underwriting discounts and commissions and less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to the NYSE listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the deferred underwriting discounts and commissions and less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account. The NYSE listing rules require that such initial business combination must be approved by a majority of the company’s independent directors.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation materials or tender offer documents, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our shareholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination, we may enter into one or more transactions that require shareholders and/or warrantholders to recognize gain or income for tax purposes or otherwise increase their tax burden without prior notice to or approval from our shareholders and warrantholders. We do not intend to make any cash distributions to shareholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrantholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or public warrants.

Furthermore, we will likely effect a business combination with a target company that has business operations outside of the Cayman Islands and, possibly, business operations in multiple jurisdictions, and we may reincorporate in a different jurisdiction in connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). For example, in anticipation of engaging in a business combination with certain target companies, we may unilaterally convert into a U.S. company without notice pursuant to our amended and restated memorandum and articles, even if such a business combination ultimately is not achieved. If we effect any such transaction, including such a conversion, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our Offering and the sale of the private placement units, up to $230.0 million is available to complete our business combination and pay related fees and expenses ($9,200,000 for payment of deferred underwriting discounts and commissions). $1,300,000 will be held outside the trust account for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and may give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In order to effectuate our initial business combination, we may seek to amend our amended and restated memorandum and articles of association or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our shareholders or warrantholders may not support.

Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (ii) with respect to any other provision relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

In order to effectuate a business combination, we may amend various provisions of our amended and restated memorandum and articles of association and other governing instruments, including the warrant agreement, the underwriting agreement relating to the Offering, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our sponsor and Cohen. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to certain provisions of the amended and restated memorandum and articles of association, any such amendments would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or change our industry focus in order to effectuate our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

Although we believe that the net proceeds from our Offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds from our Offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their public shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our public shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Other than amendments relating to the appointment or removal of directors prior to our initial business combination (which would require the approval of a majority of at least 90% of our ordinary shares voting at the applicable general meeting) and amendments relating to the company’s continuation in a jurisdiction outside the Cayman Islands (which would require the approval of our board of directors), the provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which would require the approval of a special resolution passed by a majority of at least 90% of our ordinary shares voting at the applicable general meeting, and amendments relating to the company’s continuation in a jurisdiction outside the Cayman Islands, which would require the approval of our board of directors) related to pre-business combination activity (including the requirement to deposit proceeds of our Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by a resolution passed by at least a two-thirds majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) in a general meeting. Our sponsor, which beneficially owns 25% of our ordinary shares after closing of our Offering (not including the Class A ordinary shares underlying the private placement units), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may seek to pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares. Our public shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares, private placement units and securities underlying the private placement units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval with our written consent as well as the written consent of the sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement. The written consent of Cohen as a representative of the underwriters (the “Representative”) will also be required for an amendment of a provision of the letter agreement that subjects the sponsor and our directors and officers to certain of the restrictions included in the underwriting agreement and pursuant to which the sponsor and our officers and directors agree that, for a period of 180 days from the date of our prospectus, they will not, without the prior written consent of the Representative, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If we are unable to consummate our initial business combination within the completion window our public shareholders may be forced to wait beyond such time period before redemption from our trust account.

If we are unable to consummate our initial business combination within the completion window, we will distribute the aggregate amount then on deposit in the trust account (which interest shall be net of taxes payable and less up to $100,000 of interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purpose of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our shareholders as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and our warrants will expire without value to the holder.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, including complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross- border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

In the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Our amended and restated memorandum and articles of association require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public shareholders would consider favorable.

Our amended and restated memorandum and articles of association require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public shareholders would find favorable.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or less, or at a price which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Such agreements are intended to ensure a return on investment in a PIPE transaction to the investor in return for funds facilitating the sponsor’s completion of the business combination or providing sufficient liquidity.

If we issue new shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time, you will not have certain warrant exercise price protections that other blank check companies provide.

Many blank check companies have provisions in their warrant agreements which facilitate the downward adjustment of the warrant exercise price if they issue securities below a certain threshold amount, generally $9.20 per share, subject to certain additional conditions including that the amount sold at such price be a certain percentage of the total amount raised in connection with the initial business combination and that the volume weighted average price per share for a certain time period following the initial business combination be below a certain price. We do not have such a provision in our warrant agreement. As a result, to the extent we choose to issue any such shares upon the consummation of our initial business combination at a value materially less than the $10.00 per unit at which we are offering them under the prospectus of which our registration statement formed a part, there would be no adjustment to your warrant exercise price (aside from typical anti-dilution adjustments that may be applicable), which adjustment would typically be 115% of the lower share price. This increases the risk that you may be unable to profitably exercise your warrants for our Class A ordinary shares, as the warrant exercise price will remain higher than it would have otherwise, and your investment in us will be at greater risk of generating a loss.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not currently intend to hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

We do not currently intend to hold an annual general meeting until after we consummate a business combination (unless required by NYSE). There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain an average global market capitalization and a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share, the market value of our listed securities would be required to be at least $100,000,000, the market value of our unrestricted publicly held shares would be required to be at least $80,000,000 and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on NYSE, our units, Class A ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds from our Offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

Since only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, upon the listing of our shares on NYSE, NYSE will consider us to be a “controlled company” within the meaning of NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. As a result, NYSE will consider us to be a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of NYSE; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the registration statement of which our prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of taxes payable, provided that such liability will not apply to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment, and subject where relevant to their fiduciary duties, may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, a liquidator may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby potentially exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to challenge the transaction and recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our liquidation or bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation or bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination and will also not be able to vote on our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares and private shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Further, prior to the closing of our initial business combination, our amended and restated memorandum and articles of association will provide that amendments relating to the company’s continuation in a jurisdiction outside the Cayman Islands, including the adoption of the organizational documents for such jurisdiction, would require the approval of our board of directors without the vote of any holders of our Class A ordinary shares and Class B ordinary shares.

The provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”, the SEC ’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

We may also have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold. We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. However, even if the assets in our trust account are U.S. Government securities or shares of money market funds registered under the Investment Company Act and regulated pursuant to Rule 2a-7 of that Act, we could nevertheless and at any time be considered to be operating as an unregistered investment company. If we are found to be operating as an unregistered investment company, we may be required to change our operations, wind down our operations, or register as an investment company. If we are required to wind down our operations as a result of this status, and are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of the Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment in the Cayman Islands or both.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

We are not registering the issuance of Class A ordinary shares that are issuable upon exercise of the warrants because the warrants will not become exercisable until the later of (a) 30 days after the completion of our initial business combination, or (b) 12 months from the closing of the Offering. However, following the consummation of the initial business combination, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use our commercially reasonable efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. No warrants will be exercisable for cash unless we have an effective and current registration statement covering the issuance of the warrant shares and a current prospectus relating thereto. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement. We will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of (i) the number of Class A ordinary shares underlying the warrants, and (ii) the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) such fair market value. Solely for purposes of the preceding sentence, “fair market value” shall mean the 10-day average trading price as of the date on which the notice of exercise is received by the warrant agent. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the issuance of such shares under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the issuance of any underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our sponsor and Cohen may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Offering, we have agreed with our sponsor and Cohen to register the Class A ordinary shares into which founder shares are convertible, the private placement units, the private placement shares, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, any Class A ordinary shares held upon the completion of our Offering or acquired prior to or in connection with our initial business combination and units (and their underlying securities) that may be issued upon conversion of working capital loans or the Class A ordinary shares issuable upon exercise of such warrants. Assuming the founder shares convert on a one for one basis, that no units are issued upon conversion of working capital loans and that our sponsor and Cohen do not hold any Class A ordinary shares other than the private placement shares at the completion of our Offering and do not acquire any shares prior to or in connection with our initial business combination, an aggregate of 8,326,667 Class A ordinary shares and 219,999 warrants are subject to registration under these agreements.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our sponsor or its permitted transferees are registered.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants without value to the holder.

We have the ability to redeem the outstanding public warrants beginning once the warrants become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the issuance of any underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the private placement warrants will be redeemable by us.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

We issued warrants to purchase 7,666,666 Class A ordinary shares as part of our Offering and, simultaneously with the closing of our Offering, we issued in a private placement an aggregate of 660,000 private placement units, each unit containing one private placement share and one-third of one private placement warrant, each warrant exercisable to purchase one Class A ordinary share at $11.50 per share. Our sponsor currently owns an aggregate of 7,666,667 founder shares.

The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 150,000 private placement units, at the price of $10.00 per unit. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include Class A ordinary shares and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive business combination for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrantholders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the public warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our public warrants shall be deemed to have notice of and to have consented to the forum provisions in our public warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the public warrant agreement is filed in a court other than a court of the State of New York located in the County of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our public warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such warrantholder in any such action brought in such court to enforce the forum provisions by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.

This choice-of-forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Warrantholders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provisions. Alternatively, if a court were to find this provision of our public warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

The determination of the offering price of our units and the size of our Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our Offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Offering, management held customary organizational meetings with representatives of the underwriters with respect to the state of capital markets, generally, and the amount the underwriters believed it reasonably could raise on our behalf. Factors considered in determining the size of the Offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt to equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of the Offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

If you exercise your warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a “cashless basis.” If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that our Class A ordinary shares satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of (i) the number of Class A ordinary shares underlying the warrants, and (ii) the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) such fair market value. Solely for the purposes of the preceding sentence, “fair market value” of our Class A ordinary shares shall mean the 10-day average trading price as of the date on which the notice of exercise is received by the warrant agent.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers or our sponsor and its members (present and former), managers and affiliates and their respective present and former officers and directors.

We have agreed to indemnify our officers and directors, and our sponsor and its members (present and former), managers and affiliates and their respective present and future officers and directors, to the fullest extent permitted by law. However, our officers and directors, and our sponsor and its members (present and former), managers and affiliates and their respective present and future officers and directors, have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards pursuant to these indemnification provisions.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors), or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities convertible or exercisable for Class A ordinary shares are issued or deemed issued in excess of the amounts sold in our Offering and related to the closing of the initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 25% of (i) the total number of all ordinary shares outstanding upon the completion of our Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement units issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units and their underlying securities issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans); provided that such conversion of founder shares will never occur on a less than one-for-one basis.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the units we are issuing in the Offering, the allocation an investor makes of the purchase price of a unit between the Class A ordinary share and the partial public warrant to purchase Class A ordinary shares included in each unit could be challenged by the Internal Revenue Service (the “IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of public warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement warrants or public warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

We are likely to be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year in which a U.S. Holder holds our Class A ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, among other things, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, and the amount of passive income and assets of the acquired business. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year. However, we anticipate that we are likely to be treated as a PFIC in our current taxable year.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we will endeavor to provide to such U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. Holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors in addition to those described in this Annual Report. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

We may, without prior notice or shareholder approval, change our jurisdiction of incorporation, which may result in adverse legal, tax or other consequences to us, our shareholders and/or warrantholders.

We may, without prior notice or shareholder approval, change our jurisdiction of incorporation for any reason. We might change our jurisdiction of incorporation in anticipation of executing an agreement to consummate an initial business combination or the closing of an initial business combination; however, we are not limited from doing so at any other time or for any other reason. We may change our jurisdiction of incorporation in order to facilitate an initial business combination or our post-business combination holding structure. For example, if we anticipate signing an agreement to consummate an initial business combination with a target that is organized in the United States, we may change our jurisdiction of incorporation to Delaware prior to the execution of such agreement and without prior notice to or approval of our shareholders.

Our amended and restated memorandum and articles of association permits us to change our jurisdiction of incorporation after approval by our board of directors. We are not required to notify our shareholders prior to such change or to seek the approval of our shareholders if we change our jurisdiction of incorporation prior to our initial business combination, and we anticipate that we will not be required to register such transaction under the Securities Act. If, however, we reincorporate to another jurisdiction outside of the Cayman Islands in connection with our initial business combination, and if we seek shareholder approval of our initial business combination, we anticipate that such transaction will be registered under the Securities Act. To effect the change in our jurisdiction of incorporation, we would deregister as an exempted company in the Cayman Islands and continue and domesticate as a body corporate limited by shares under the laws of another jurisdiction. In connection therewith, we expect that our Class A ordinary shares and Class B ordinary shares would be exchanged for an equal number of corresponding Class A or Class B ordinary shares or common shares, as applicable, of our successor entity, and our warrants would become exercisable for Class A common or ordinary shares of our successor entity. We expect that the Class A and Class B ordinary shares or common shares in our successor entity would have rights substantially similar to those of our Class A ordinary shares and Class B ordinary shares. However, the system of laws and the enforcement of existing laws of the new jurisdiction of our incorporation may not be as favorable to you as a shareholder as the laws of the Cayman Islands.

Although we will attempt to structure any change in our jurisdiction of incorporation in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrantholders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrantholders, including the recognition of substantial gain for U.S. federal income tax purposes, and because you may not have prior notice of our change in jurisdiction, you may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. Holder may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares or warrants for our successor’s shares or warrants, and such taxes may be substantial.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to Non-U.S. Holders who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants. Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or warrants or dispose of our shares or warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific business combination but not complete that business combination for any number of reasons. If we are unable to consummate a business combination with a specific business combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrantholders, particularly if we subsequently pursue a business combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial business combination could be more complex, or it may be more difficult to structure such an initial business combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a business combination with a U.S. target company but ultimately effect our initial business combination with a non-U.S. target company. In such a case, we may be unable to structure our initial business combination in a tax-deferred manner, and our shareholders and/or warrantholders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial business combination. In addition, the initial business combination may result in tax inefficiencies for the post-business combination company, including that, if the post-business combination company is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-business combination company and for our shareholders and/or warrantholders.

We cannot assure you when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated. Accordingly, there is significant uncertainty as to the legal, tax and other considerations that may be applicable to us or to our shareholders and warrantholders, and we cannot provide you with specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination. All investors who purchased of units in our Offering are urged to consult with and rely solely upon their own legal and tax advisors regarding the potential consequences to them of any change in our jurisdiction of incorporation.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on NYSE, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions. In no event would we withdraw interest earned on amounts held in the trust account to pay any stock buyback tax.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to our Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.00326 per share (which does not include the private placement units to be purchased at the date of the Offering). As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into Class A ordinary shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $230,000,000, which is the amount we have for our initial business combination in the trust account assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (excluding payment of up to $9,200,000 of deferred underwriting discounts and commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private placement warrants. At such valuation, each of our ordinary shares would have an implied value of $7.05 per share upon consummation of our initial business combination, which is a 29.5% decrease as compared to the initial implied value per public share of $10.00.

Public shares	23,000,000
Founder shares	7,666,667
Private placement shares	660,000
Total shares	31,326,667
Total funds in trust available for initial business combination (after payment of deferred underwriting discounts and commission)	$220,800,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.05
Sponsor’s investment per share (not including the private placement units)	$0.46

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Upon the closing of our Offering, our sponsor invested in us an aggregate of $3,525,000, comprised of the $25,000 purchase price for the founder shares and the $3,500,000 purchase price for the private placement units. Assuming a trading price of $10.00 per public share upon consummation of our initial business combination, the 7,666,667 founder shares would have an aggregate implied value of $76,666,670. Even if the trading price of our ordinary shares were as low as $0.50 per share, and the private placement units are worthless, the value of the founder shares would be equal to our sponsor’s aggregate initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

Risks Relating to our Sponsor and Management Team

Past performance by members of our management team, KingsRock or its Senior Advisors may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team, KingsRock or its Senior Advisors is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team, KingsRock or its Senior Advisors is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. In the course of their respective careers, such parties have been involved in businesses and deals that were unsuccessful.

You should not rely on the historical record and performance of members of our management team, KingsRock or its Senior Advisors as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in KingsRock or its Senior Advisors.

We may seek acquisition opportunities in any business or industry (which business or industry may or may not be outside of our management’s areas of expertise).

We may pursue an initial business combination target in any business or industry. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition, our management’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units (and securities underlying the private placement units) or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

While there is no current intention to do so, and the members of our management team and sponsor have not done so with any previously formed special purpose acquisition companies, we may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units (and securities underlying the private placement units) or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business could remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. KingsRock will not be directing and managing our activities, as that will be the responsibility of our board of directors and officers. In addition, our sponsor, officers, directors, and KingsRock or its Strategic Partners and Senior Advisors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers, directors, and KingsRock or its Strategic Partners and Senior Advisors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Messrs. Wohlin, Jaffe, Ottensoser and von Girsewald, KingsRock and its Strategic Partners and Senior Advisors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, Messrs. Wohlin, Jaffe, Ottensoser and von Girsewald, KingsRock and its Strategic Partners and Senior Advisors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers, KingsRock and its Strategic Partners and Senior Advisors involved with a particular blank check company.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. The fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, none of KingsRock’s Strategic Partners or Senior Advisors or their personnel are officers or directors of our company and therefore owe us no fiduciary duties as such. While we expect that they will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. KingsRock’s Strategic Partners and Senior Advisor may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any of KingRock Advisors’ Strategic Partners or Senior Advisor becomes aware of a business combination opportunity which is suitable for one or more entities to which he, she or it has fiduciary, contractual or other obligations or duties, he, she or it will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential business may be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor or our directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, promoters, officers or directors or their respective affiliates which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers and directors, and their respective affiliates. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage one or more affiliates of our sponsor, promoters, officers or directors or their respective affiliates to provide additional services to us after the Offering, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more affiliates of our sponsor (which includes KingsRock Viking Acquisition, LLC and KingsRock Advisors, LLC), officers or directors or their respective affiliates to provide additional services to us after the Offering, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial business combination.

Since our sponsor, promoters, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire during or after the Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 24, 2025, our sponsor acquired an aggregate of 7,666,667 founder shares, acquired for approximately $0.00326 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The number of founder shares issued was determined based on the expectation that the total size of our Offering was a maximum of 23,000,000 units, and therefore that such founder shares would represent 25% of the outstanding shares after our Offering (not including the Class A ordinary shares underlying the private placement units). Our public shareholders may incur material dilution due to the anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. The founder shares will be without value to the holder if we do not complete an initial business combination in the prescribed timeframe. In addition, our sponsor has purchased an aggregate of 350,000 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $3,500,000 in a private placement that closed simultaneously with the closing of our Offering. Each private placement warrant contained in the private placement units is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share. The private placement warrants will become exercisable on the later of (a) 30 days after the completion of our initial business combination, or (b) 12 months from the closing of the Offering, and will not expire except upon liquidation. The founder shares are identical to the Class A ordinary shares included in the units being sold in the Offering, except that only holders of the founder shares have the right to vote on the appointment and removal of directors prior to our initial business combination and they are Class B ordinary shares that automatically convert into our Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors), or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. However, the holders of the founder shares and private placement shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or private placement shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The private placement warrants will be non-redeemable and exercisable for cash or on a “cashless basis.” The private placement warrants will not expire except upon liquidation. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the end of the completion window nears.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Our sponsor controls the appointment and removal of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint and remove all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote and board approval, potentially in a manner that you do not support.

Our sponsor owns shares representing 25% of our issued and outstanding ordinary shares (not including the Class A ordinary shares underlying the private placement units and assuming they do not purchase any units in the Offering). In addition, the founder shares, all of which are held by our sponsor, will entitle the holders to appoint and remove all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of our ordinary shares voting at the applicable general meeting. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination. Accordingly, our sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. Neither our sponsor nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have control regarding the outcome. Furthermore, to continue the company in a jurisdiction outside of the Cayman Islands, including the adoption of the organizational documents for such jurisdiction, our board of directors will be able to approve such continuation and organizational documents without the vote of any holders of our Class A ordinary shares and Class B ordinary shares. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our business combination.

Our sponsor paid an aggregate of $25,000, or approximately $0.00326 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares to the benefit of our sponsor and certain of our directors and officers.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary shares and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after our Offering constitutes the dilution to you and the other investors in the Offering. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of the Offering, and assuming no value is ascribed to the warrants included in the units, you and the other public shareholders will incur an immediate and substantial dilution of approximately 29.20% (or $2.92 per share, assuming no exercise of the underwriters’ over-allotment option, and no redemptions), the difference between the pro forma net tangible book value per share after our Offering of $7.08 and the initial offering price of $10.00 per unit (assuming no redemptions). This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares. Moreover, although we are of the view that our sponsor, directors and officers paid fair value for the founder shares, there is no assurance that a taxing authority would agree with us, and if a taxing authority were to successfully assert otherwise, we may be subject to material withholding and other tax liabilities that could adversely affect our financial condition.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

Our management team is responsible for the management of our affairs. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including KingsRock, of which Messrs. Wohlin and Jaffe are managing partners, and Messrs. Ottensoser and von Girsewald are Managing Directors, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. In light of the significant financial investments made and / or investments of time for which they are being compensated with founder shares by each of these individuals, which will be rendered worthless if we do not consummate an initial business combination, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination as the economic incentives for these individuals to complete our initial business combination align with those of our public shareholders.

KingsRock and its Strategic Partners and Senior Advisors and their personnel, if any, may have a duty to offer acquisition opportunities to clients or other parties. To the fullest extent permitted by law, such persons will have no duty to offer acquisition opportunities to the company unless presented to them solely in their capacity as a director of the company and after they have satisfied any contractual and fiduciary obligations to other parties.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Since our sponsor paid only approximately $0.00326 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

On July 24, 2025, our sponsor purchased an aggregate of 7,666,667 founder shares, acquired for approximately $0.00326 per share. Our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Harney Westwood & Riegels (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We may issue additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination, or earlier at the option of the holder, as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preferred shares, par value $0.0001 per share. After our Offering, there were 176,340,000 and 12,333,333 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account Class A ordinary shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B ordinary shares. Our Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors), or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment and forfeiture as set forth herein. Immediately after the consummation of the Offering, there were no preferred shares issued and outstanding. Class B ordinary shares are convertible into our Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. While these private share issuances result in costs particular to the de-SPAC process that would not be anticipated in a traditional IPO, the purpose of such issuances, in part, will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. Unlike a traditional IPO, as a SPAC, our shareholders have a right to cause us to redeem their public shares immediately before closing our initial business combination. In the event that a substantial number of our public shareholders elect to redeem, we would have less cash available at closing for the post-business combination company and may have an increased need to issue additional ordinary shares or preferred shares or obtain additional financing. Such private share issuances, if any, would need to ensure a return on investment to the private placement investors in return for providing funds facilitating our and our sponsor’s completion of the business combination, as well as providing liquidity and capital to the post-business combination entity. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination, or earlier at the option of the holder, as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or any other proposal presented to our shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in the Offering;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had $1,277,337 in cash and working capital of $1,191,061. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

We intend to offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of such shareholders’ public shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our sponsor, executive officers and directors) the right to have his, her or its public shares redeemed for cash (subject to the limitations) regardless of whether such shareholder votes for or against such proposed business combination or votes at all. We will consummate our initial business combination only if a majority of the outstanding shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

In addition, we do not intend to hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination. Unless we hold an annual meeting, all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, the entire Board of Directors will be considered for election, however our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the completion of our business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Notwithstanding any data security protections we may implement, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Law or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since the Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since the Offering.

ITEM 2. PROPERTY

We currently maintain our executive offices at 900 Third Avenue, 18th Floor, New York, NY 10022. The cost for our use of this space is included in the $30,000 per month fee we pay to KingsRock Advisors, LLC, an affiliate of our sponsor, for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Ordinary Shares, and Warrants are each traded on the New York Stock Exchange (“NYSE”) under the symbols “VACI.U,” “VACI,” and “VACI WS” respectively. Our units commenced public trading on October 31, 2025, and our Ordinary Shares and Warrants commenced separate trading on November 20, 2025.

Holders

As of March 17, 2026, we had one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, four holders of record of our units and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities and Use of Proceeds

On July 24, 2025, the Company issued an aggregate of 7,666,667 founder shares, in exchange for a $25,000 payment (approximately $0.00326 per share) from the sponsor to cover certain expenses on behalf of the Company. The sponsor has agreed to forfeit up to an aggregate of 1,000,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the founder shares represent 25% of the Company’s issued and outstanding shares after the Offering. On November 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Simultaneously with the closing of the Offering, the Company consummated the sale of an aggregate of 660,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $6,600,000. Each private placement unit consists of one Class A ordinary share and one-third of one private placement warrant. Of those 660,000 private placement units, the sponsor purchased 350,000 private placement units, and Cohen purchased 310,000 private placement units. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the public warrants underlying the units sold in the Offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of a business combination, subject to certain limited exceptions.

Of the gross proceeds received from the Offering and the proceeds of the sale of the private placement units, an aggregate of $230,000,000 was placed in the Trust Account.

We paid a total of $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

Repurchases

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on July 24, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 24, 2025 (inception) through December 31, 2025, we had a net income of $207,678, which consisted of interest earned on marketable securities held in Trust Account of $1,376,013, unrealized gain on marketable securities held in Trust Account of $91,876 offset by, compensation expense of $1,023,997 and $236,214 of general and administrative costs.

Liquidity and Capital Resources

On November 3, 2025, we consummated the Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Offering, we consummated the sale of an aggregate of 660,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $6,600,000. Of those 660,000 private placement units, the Sponsor purchased 350,000 private placement units, and Cohen, the representative of the underwriters purchased 310,000 private placement units.

For the period from July 24, 2025 (inception) through December 31, 2025, net cash used in operating activities was $280,169. Net income of $207,678 was offset by share-based compensation expense of $1,023,997, payment of general and administrative costs through advances from related party of $12,420, formation costs paid through promissory note - related party of $4,697, interest earned on marketable securities of $1,376,013, unrealized gain on marketable securities held in Trust Account $91,876 and changes in operating assets and liabilities, which used $61,072 of cash from operating activities.

Following the Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

At December 31, 2025, we had cash and marketable securities held in the Trust Account of $231,467,889 (including approximately $1,376,013 of interest income and $91,876 of unrealized gain). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2025, we had cash of $1,277,337 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to an affiliate of the Sponsor $30,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

The Company granted the underwriters a 45-day option from the date of the Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Offering price less the underwriting discounts and commissions. On November 3, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we had critical accounting estimates in respects to the valuation of the Warrants at the Initial Public Offering and fair value of share-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
N. Håkan Wohlin	60	Chief Executive Officer and Director
Louis Jaffe	57	Chairman of the Board of Directors
Gil Ottensoser	55	Chief Financial Officer and Director
Philipp von Girsewald	55	Chief Strategy Officer
Dr. Josef Ackermann	78	Director
Yassine Bouhara	58	Director
Fred Brettschneider	60	Director
Seth Waugh	67	Director

Håkan Wohlin

Håkan Wohlin serves as our Chief Executive Officer. Mr. Wohlin has served as Founder and Managing Partner of KingsRock since 2016. He brings over three decades of global experience in financial services, with deep expertise in capital markets, mergers and acquisitions, and complex capital solutions. His career has spanned origination, underwriting, distribution, and special situations across all industries and continents.

Prior to founding KingsRock, Mr. Wohlin spent 13 years at Deutsche Bank, from 2002 to 2015, including as Global Head of Debt Origination, where he led one of the world’s leading debt underwriting franchises. Under his leadership, the team raised capital for corporate, financial, and public sector clients. During this time, Deutsche Bank earned the prestigious IFR Global Bond House Award in 2011, 2012 and 2013. Earlier in his career, Mr. Wohlin was Deutsche Bank’s Head of European Capital Markets Origination, overseeing structured finance, public and private capital raising, and multi-asset solutions across rates, credit, foreign exchange (“FX”), and commodities.

Mr. Wohlin began on Wall Street in energy trading before moving into the financial analytics and structured transaction group (FAST) and subsequently into Capital Markets at Bear Stearns & Co. He started in the early 1990s at Bear Stearns & Co and worked there until the late 1990s in capital markets, covering U.S. Energy, Financials and Industrials, based in New York. Between 1999 and 2002 he was EVP Business and Corporate Development at Corechange, a software company, based in New York and Boston.

Beyond his professional work, Mr. Wohlin serves in various advisory and trustee capacities. He is a Member of the Vestry and Investment Committee of St. John’s Episcopal Church in Southampton, New York. He is on the board of the Swedish American Chamber of Commerce, New York. He is a long-time member of The University Club in New York. He previously served as Vice Chairman of the International Capital Markets Association (ICMA) and was a Trustee of the Kent School in Connecticut.

He earned an MS in Business Administration from Stockholm University and pursued graduate studies in Economics at Harvard University.

Louis Jaffe

Louis Jaffe serves as our Chairman. Mr. Jaffe has served as the Co-Founder and Managing Partner of KingsRock since 2020. He brings over three decades of experience in global financial markets, with a focus on fixed income, structured solutions, and macro investing. From 2015 to 2019, Mr. Jaffe was Co-Founder and President of Montrock48 Capital, an alternative asset manager specializing in discretionary global macro strategies.

Before Montrock48 Capital, Mr. Jaffe spent 24 years at Deutsche Bank, where he held several senior leadership roles. From 2008 to 2015, he led Deutsche Bank’s Institutional Client Group Debt Americas, overseeing a team of approximately 200 professionals responsible for distributing fixed income products including credit, emerging markets, securitized products, FX, interest rate, and listed derivatives. Earlier, he served as Head of the Integrated Credit Sales Group. Mr. Jaffe was a member of multiple executive committees at Deutsche Bank, including the North America Corporate Banking and Securities Executive Committee, the Institutional Client Group Global Executive Committee, and the Global Fixed Income, Currencies and Commodities Executive Committee.

In 1991, he began his career at Bankers Trust as part of the credit derivatives group, continuing through its acquisition by Deutsche Bank in 1999. He also serves as President of the Board of JCCA, chairs its Investment Committee, and is a member of the UJA Wall Street Strategic Council.

Mr. Jaffe earned a BA in Political Science and Psychology from Syracuse University.

Gil Ottensoser

Gil Ottensoser serves as our Chief Financial Officer and a director. Mr. Ottensoser also serves as Managing Director at KingsRock. He brings over 25 years of experience in SPAC banking and capital markets and is widely recognized in the SPAC ecosystem. His career spans underwriting, advisory, and capital raising across numerous SPAC IPOs and business combinations.

Prior to joining KingsRock, Mr. Ottensoser led Roth Capital Partners’ SPAC Investment Banking effort as Managing Director from 2023 to 2025, where he was responsible for the firm’s SPAC agency underwriting and banking platform. From 2018 to 2023, he served as Managing Director and Head of SPAC Banking and Capital Markets at BTIG, where he was tasked with building, sourcing, capital raising, and overseeing the firm’s SPAC Banking strategy and execution. Earlier, Mr. Ottensoser spent several years at Deutsche Bank, from 2007 to 2013, where he held multiple senior roles including Managing Director, Head of Global SPAC Sales and Distribution, and Head of North American Capital Introduction. He began his SPAC-focused career in 2002 as Co-Founder of Legend Merchant Group in, one of the early and active SPAC underwriters and SPAC market participants.

Mr. Ottensoser earned a BA in Economics from Queens College and an MBA from New York University’s Stern School of Business.

Philipp von Girsewald

Philipp von Girsewald has served as our Chief Strategy Officer since September 2025. Mr. von Girsewald serves as Managing Director at KingsRock, bringing over 25 years of experience in M&A, FinTech, and banking, having started with KingsRock as a Senior Advisor in April 2024. He has provided strategic leadership, transaction structuring and innovation across global financial markets. His leadership has also extended to board roles influencing governance and growth strategies across multiple sectors and regions. In March 2025, Mr. von Girsewald founded Deposit Coin Inc., an infrastructure provider for the next generation of stablecoins, and he currently serves as its President and Chief Executive Officer. He is also since March 2024, the Chief Executive Officer of Girsewald Consult LLC. In addition, he is a member of the Supervisory Board of niiio finance group AG. Prior to joining KingsRock, Mr. von Girsewald served as the Head of Digital Financial Services at NAX Group Inc. between September 2022 and December 2023. He also was the President & Chief Executive Officer of Omni Financial Technology LLC, from November 2023 to May 2025. Before his tenure at NAX Group Inc., he founded and led the U.S. operations of Raisin GmbH (previously Deposit Solution GmbH), a European FinTech company, from April 2018 to September 2022, building the operations and platform. There, he served as the President and Chief Executive Officer of Deposit Solutions LLC from December 2018 to September 2022, as well as the President and Chief Executive Officer of Savebetter LLC between July 2019 and September 2022. Prior to building Raisin US, he spent 20 years between May 1998 and March 2018 at Deutsche Bank in Germany and New York, where he held several senior roles including Global Head of Corporate M&A, Global Head of Regulatory Strategy, and Head of Corporate Investments Americas. He served on the Executive Committee Americas, Deutsche Bank’s Group Investment Committee and its Group Regulatory Committee. He executed and oversaw various transactions as well as portfolios in venture capital, private equity, and institutional funds. Mr. von Girsewald holds a degree in Economics from the University of Bonn and served as a lieutenant in the German army. His international experience across Germany, Spain, and the U.S. provides him with deep cross-border insights and a disciplined approach to strategy and execution.

Dr. Josef Ackermann

Dr. Josef Ackermann serves as our director upon completion of the Offering. Dr. Ackermann has served as Chairman of the KingsRock advisory board since 2025 and has been a Senior Advisor at KingsRock since 2020. Dr. Ackermann is a Swiss banker and former executive with a distinguished career spanning over four decades in global finance. Most recently, he served as Chairman of the Board of Directors at Zurich Insurance Group from 2012 to 2013 and held prominent board roles including Vice-Chairman of Siemens AG, Director at Royal Dutch Shell plc, and Vice-Chairman of the Foundation Board of the World Economic Forum. He also chaired the Institute of International Finance (IIF), where he played a pivotal role in navigating the global financial crisis and the Eurozone debt crisis.

From 2002 to 2012, Dr. Ackermann led Deutsche Bank AG as Chairman of the Management Board and the Group Executive Committee, after serving as its Spokesman. During his tenure, Deutsche Bank rose to the top ranks of global investment banking and successfully weathered the 2007 financial crisis. He originally joined Deutsche Bank’s Management Board in 1996, overseeing the investment banking division.

Dr. Ackermann began his banking career in 1977 at Schweizerische Kreditanstalt (SKA), which later became Credit Suisse. He was appointed to its Executive Board in 1990 and became its President in 1993.

Dr. Ackermann holds a Doctorate in Economics and Social Sciences from the University of St. Gallen in Switzerland.

Yassine Bouhara

Yassine Bouhara serves as our director upon completion of the Offering. Mr. Bouhara has served as a Senior Advisor to KingsRock in Global Equity Markets, Corporate Finance, and M&A, with focus in Europe, Middle East and Africa since 2021. Since 2014, Mr. Bouhara is the Founder and Chairman of Tell Group, a regulated financial firm active in corporate finance, asset management, and private equity. With a career spanning over three decades, Mr. Bouhara has held senior leadership roles at major global financial institutions, including UBS, Deutsche Bank, and Merrill Lynch. His expertise covers equities, derivatives, structuring, and emerging markets.

Prior to founding Tell Group in 2014, Mr. Bouhara served as CEO of Emerging Markets and co-Global Head of Securities at UBS Investment Bank from 2010 to 2012. He previously held various roles at Deutsche Bank from 1996 to 2010 including Global Head of Equities, Head of Global Markets EMEA and Structuring, Global Head of Equities, and Global Head of Equity Derivatives. His early career included roles in equity derivatives trading at Merrill Lynch and market making at QT Optec-Servisen in Switzerland. He has served on the boards of Bankers Trust International in London and Nasdaq Dubai and is Vice President of the CACI in France and a member of the Algerian Business Council at the Dubai Chamber.

Mr. Bouhara holds a MS degree in Commercial and Industrial Sciences from Université de Genève HEC.

Fred Brettschneider

Fred Brettschneider serves as our director upon completion of the Offering. Mr. Brettschneider has served as a Senior Advisor to KingsRock in Credit, Special Situations, Structured Finance and Alternative Asset Managers since 2023. Mr. Brettschneider was most recently a Founding Partner and President of LibreMax Capital, an asset management firm that specializes in Structured Products, from 2010 to 2023. As President, Mr. Brettschneider was responsible for all non-investment activity. He was the chairman of LibreMax’s Risk Management and Valuation Committees and a key member of its Investment Committee.

Prior to co-founding LibreMax in 2010, Mr. Brettschneider was Head of Global Markets — Americas at Deutsche Bank, where he was responsible for managing the debt and equity businesses in the Americas and supervising a staff of over 2,000 people. He was also a member of Deutsche Bank’s Global Markets Executive Committee, which served as the governing body for Deutsche Bank’s Global Markets risk management. From 2003 to 2008, Mr. Brettschneider was Head of Institutional Client Coverage for all products in the Americas. He joined Deutsche Bank in 2000, as the Head of ABS Trading and Syndicate.

Prior to joining Deutsche Bank, Mr. Brettschneider was Global Head of ABS Trading and the Co-Head of MBS Trading at Credit Suisse First Boston where he worked from 1993 to 2000. He began his career at The Bank of Nova Scotia in Toronto in 1989.

Mr. Brettschneider is a board member of the Dean’s Global Council of the Schulich School of Business.

Mr. Brettschneider holds a BA from the University of Toronto, an MBA from the Schulich School of Business, and an MS in Economics from the London School of Economics. He is also a Chartered Financial Analyst (CFA) charter holder.

Seth Waugh

Seth Waugh serves as our director upon completion of the Offering. Mr. Waugh is Chairman of Rafferty Holdings, LLC and Vice Chairman of Arax Investment Partners. Prior to joining Rafferty and Arax, from August 2018 to June 2024, Mr. Waugh was the Chief Executive Officer of the PGA of America, guiding the business and overall strategy of one of the world’s largest sports organizations, serving its more than 31,000 PGA Professionals.

Before joining the PGA of America, Mr. Waugh previously served as Managing Director at Silver Lake in 2018 and continues as a Senior Advisor. In 2016, he was appointed Non-Executive Chairman of Alex. Brown. Mr. Waugh spent 13 years at Deutsche Bank, including 10 years as Chief Executive Officer of the Americas. He also served as Deutsche Bank Americas Advisory Board Chairman until 2017. A former Chief Executive Officer of Quantitative Financial Strategies, Mr. Waugh also spent 11 years at Merrill Lynch, culminating as Global Debt Markets Co-Head. He previously managed Salomon Brothers’ Corporate Bond and International Trading desks.

Mr. Waugh sat on the Board of Directors for the International Golf Federation, World Golf Foundation, Official World Golf Ranking, and is currently on the board for Franklin Resources, Inc. and Yext. He also serves on Workday, Inc.’s Advisory Board, as well as the Cabot Advisory Board. Mr. Waugh served on the FINRA board. His philanthropy includes serving as Chairman of the West Palm Beach Golf Park and Honorary Chair of the National Links Trust. In the past, he was on the boards of the World Trade Center Memorial Foundation; RISE; Children’s Healthcare Charity; YMCA of Greater New York; Multiple Sclerosis Society of Greater New York; Executive Committee of Partnership for New York City; St. Vincent’s Services of Brooklyn; Local Initiatives Support Corporation; and Harlem Village Academies. He was the Lawrenceville School Board President and a Wake Forest University Trustee. For years, he championed the Women on Wall Street Conference. He was also a Captains Club Special Advisor for The Memorial Tournament.

In 2022, Mr. Waugh was honored by March of Dimes with the Sports Leadership Award. Also in 2022, Mr. Waugh was recognized by the One Hundred Black Men of New York with the Judge Robert Mangum Diversity Champion Award for his groundbreaking work in sports. In 2024, Mr. Waugh received the MGWA Paul Dillon Distinguished Service Award, which recognizes individuals, as well as organizations, for their contributions and service to golf.

Mr. Waugh holds a B.A. in Economics and English from Amherst College.

Number and Terms of Office of Officers and Directors

We currently have seven directors on our board of directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Ackermann, Waugh and Brettschneider, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Messrs. Bouhara and Ottensoser, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Wohlin and Jaffe, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. Holders of our founder shares will have the right to vote to appoint and remove all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of our ordinary shares voting at the applicable general meeting.

Approval of our initial business combination will require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our sponsor.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of any Chairman or co-Chairman of the Board, a Vice Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Secretary, a Treasurer, Vice Presidents, one or more assistant Vice Presidents, one or more assistant Treasurers, one or more assistant Secretaries and such other officers as may be determined by the board of directors.

Director Independence

So long as we maintain listing for our securities on NYSE, a majority of our board of directors generally must be independent, subject to certain limited exceptions set forth under the rules of NYSE. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Waugh, Bouhara and Brettschneider and Dr. Ackermann will each be an “independent director” as defined in the NYSE listing standards and applicable SEC rules.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us as of the date of this Annual Report. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates (which includes KingsRock Viking Acquisition, LLC and KingsRock Advisors, LLC). Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates (which includes KingsRock Viking Acquisition, LLC and KingsRock Advisors, LLC), for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	repayment of up to an aggregate of $100,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement to an affiliate of the managers of our sponsor, which is also one of our promoters, KingsRock, in an amount up to $30,000 per month for office space, utilities and secretarial and administrative support made available to us;

●	at the closing of our initial business combination, payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into private placement units, at a price of $10.00 per unit at the option of the lender.

Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Although we are not paying any compensation to our independent directors for their services as a director, each of our four independent directors have purchased membership interests in KingsRock Viking Acquisition, LLC for $187 which will provide them with an indirect interest in 50,000 founder shares. In addition, Mr. Brettschneider as purchased two other membership interests in KingsRock Viking Acquisition, LLC — one that he purchased for $250 which will provide him with an indirect interest in 66,667 founder shares, and the other that he purchased for $50,000 which will provide him with an indirect interest in 5,000 private placement units.

In addition, we have agreed, pursuant to the administrative services and indemnification agreement with an affiliate of the managers of our sponsor, KingsRock, relating to the monthly reimbursement for office space and administrative services described above, that we will indemnify it from any claims arising out of or relating to our Offering or the company’s operations or conduct of the company’s business (including our initial business combination) or any claim against it alleging any expressed or implied management or endorsement by it of any of the company’s activities or any express or implied association between it and the company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our trust account. After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer documents (as applicable) furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and certain limited exceptions, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. In addition, NYSE rules generally require that the compensation committee of a listed company be comprised solely of independent directors, subject to certain limited exceptions set forth thereunder.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Brettschneider, Ackermann and Waugh serve as members of our audit committee. Under NYSE’s listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Messrs. Brettschneider, Ackermann and Waugh are each independent.

Mr. Brettschneider will serve as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Brettschneider qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including, among other things:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Bouhara, Brettschneider and Waugh serve as members of our compensation committee. Mr. Bouhara serves as the chair of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including, among other things:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by NYSE and the SEC.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with NYSE listing rules as required by the Dodd-Frank Act.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or NYSE rules. In accordance with Rule 303A.02 of the NYSE rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees will initially be Messrs. Waugh, Bouhara and Brettschneider and Dr. Ackermann, and upon selection of an additional independent director following the consummation of our Offering will include such additional director. In accordance with Rule 303A.02 of the NYSE rules, Messrs. Waugh, Bouhara and Brettschneider and Dr. Ackermann are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We have filed a copy of our form Code of Ethics and our audit committee and compensation committee charters as exhibits to this Annual Report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics, including any implicit waiver from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, in a Current Report on Form 8-K.

Insider Trading Policy

Subsequent to the consummation of the Offering, we adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether any of our insiders will make such purchased pursuant to a Rule 10b5-1 plan, as that would be dependent on several factors, including but not limited to, the timing and size of any such purchase. Depending on the circumstances, any of out insiders may decide to make purchases of our public shares pursuant to a Rule 10b5-1 plan or may determine that acting pursuant to such a plan is not required under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchaser will comply with such rules.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team is responsible for the management of our affairs. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including KingsRock, of which Messrs. Wohlin and Jaffe are managing partners, and Messrs. Ottensoser and von Girsewald is a Managing Director, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. In light of the significant financial investments made and/or investments of time for which they are being compensated with founder shares by each of these individuals, which will be rendered worthless if we do not consummate an initial business combination, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination as the economic incentives for these individuals to complete our initial business combination align with those of our public shareholders.

KingsRock and its Strategic Partners and Senior Advisors and their personnel, if any, may have a duty to offer acquisition opportunities to clients or other parties. To the fullest extent permitted by law, such persons will have no duty to offer acquisition opportunities to the company unless presented to them solely in their capacity as a director of the company and after they have satisfied any contractual and fiduciary obligations to other parties.

As a result, such persons may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. Consequently, we may be precluded from procuring such opportunities. In addition, investment ideas may be suitable both for us and for either KingsRock or one of its Strategic Partners or Senior Advisors or any of their clients, and will be directed initially to such persons rather than to us.

KingsRock will not be directing and managing our activities, as that will be the responsibility of our board of directors and officers. In addition, our sponsor, officers, directors, KingsRock and its Strategic Partners and Senior Advisors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers, directors, KingsRock and its Strategic Partners and Senior Advisors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. KingsRock and its Strategic Partners and Senior Advisors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, KingsRock and its Strategic Partners and Senior Advisors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers, KingsRock and its Strategic Partners and Senior Advisors involved with a particular blank check company.

In light of the significant financial investments made and/or investments of time for which they are being compensated with founder shares by each of these individuals, which will be rendered worthless if we do not consummate an initial business combination, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination as the economic incentives for these individuals to complete our initial business combination align with those of our public shareholders.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares or private placement units (and any securities underlying the private placement units) held by them if we fail to consummate our initial business combination within the completion window. However, if our sponsor or any of our officers, directors or affiliates acquire public shares after our Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of: (i) six months following the consummation of our initial business combination; or (ii) subsequent to the consummation of our initial business combination, the date on which we consummate a transaction which results in all of our shareholders having the right to exchange their shares for cash, securities, or other property subject to certain limited exceptions. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, officers and directors will directly or indirectly own ordinary shares and warrants following our Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction. Our sponsor and members of our management team will directly or indirectly own our securities following the Offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction because of their financial interest in completing an initial business combination within the completion window. Our sponsor have invested in us an aggregate of $3,525,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.00326 per share) and the $3,500,000 purchase price for the private placement units (or $10.00 per unit), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private placement warrants contained in the private placement units.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination. Up to $1,500,000 of working capital loans made to us by the sponsor may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans.

●	We will reimburse an affiliate of the managers of our sponsor, which is also one of our promoters, KingsRock, for office space, utilities and secretarial and administrative support made available to us, in an amount up to $30,000 per month.

●	We will reimburse the sponsor for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates (which includes KingsRock Viking Acquisition, LLC and KingsRock Advisors, LLC), of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with an affiliate of the managers of our sponsor, KingsRock, relating to the services described above, that we will indemnify it from any claims arising out of or relating to our Offering or the company’s operations or conduct of the company’s business (including our initial business combination) or any claim against it alleging any expressed or implied management or endorsement by it of any of the company’s activities or any express or implied association between it and the company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our trust account. If we agree to pay our sponsor or a member of our management team any such fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, and in negotiating or accepting the terms of the transaction, as any such fee may not be paid unless we consummate such business combination. See “Risk Factors — We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us after the Offering, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.”

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Håkan Wohlin	KingsRock Advisors, LLC	Financial	Founder, Managing Partner
Louis Jaffe	KingsRock Advisors, LLC	Financial	Co-Founder, Managing Partner
Gil Ottensoser	KingsRock Advisors, LLC	Financial	Managing Director
Philipp von Girsewald	KingsRock Advisors, LLC	Financial	Managing Director
	niiio finance group AG	Financial	Supervisory Board Member
Dr. Josef Ackermann	KingsRock Advisors, LLC	Financial	Chairman of Advisory Board, Senior Advisor
Yassine Bouhara	KingsRock Advisors, LLC	Financial	Senior Advisor
	Tell Limited	Financial	Group Chairman
Fred Brettschneider	KingsRock Advisors, LLC	Financial	Senior Advisor
	SEDA Experts, LLC	Consulting	Vice Chairman
Seth Waugh	Arax Investment Partners	Financial	Vice Chairman
	Franklin Resources, Inc.	Financial	Director
	Yext	Technology	Director
	Rafferty Holdings, LLC	Financial	Chairman

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In light of the significant financial investments made and/or investments of time for which they are being compensated with founder shares by each of these individuals, which will be rendered worthless if we do not consummate an initial business combination, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination as the economic incentives for these individuals to complete our initial business combination align with those of our public shareholders.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with KingsRock or one of its Strategic Partners or Senior Advisors, our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with KingsRock or one of its Strategic Partners or Senior Advisors, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our sponsor or any of its affiliates, or any of their respective clients, may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote any founder shares, private placement shares and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) during or after our Offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our officers or directors have received any cash compensation for services rendered to us as of the date of this Annual Report. Although we are not paying any compensation to our independent directors for their services as a director, each of our four independent directors have purchased membership interests in KingsRock Viking Acquisition, LLC for $187 which will provide them with an indirect interest in 50,000 founder shares. In addition, Mr. Brettschneider as purchased two other membership interests in KingsRock Viking Acquisition, LLC — one that he purchased for $250 which will provide him with an indirect interest in 66,667 founder shares, and the other that he purchased for $50,000 which will provide him with an indirect interest in 5,000 private placement units.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, and as adjusted to reflect the sale of our ordinary shares included in the units offered by our prospectus, and assuming no purchase of units in the Offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our named executive officers, directors and director nominees that beneficially owns ordinary shares upon completion of the Offering; and

●	all of our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of our prospectus.

On July 24, 2025, our sponsor acquired an aggregate of 7,666,667 founder shares, acquired for approximately $0.00326 per share. On November 3, 2025, the sponsor purchased 350,000 private placement units, acquired for $10.00 per unit.

The following table presents the number of shares and percentage of our ordinary shares owned by our sponsor after our Offering. There are 31,326,667 ordinary shares issued and outstanding after the Offering. Our public shareholders may incur material dilution due to anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Share
Viking Acquisition Sponsor I, LLC (our sponsor) (2) (3)	8,016,667	25.6%
Håkan Wohlin (2)	8,016,667	25.6%
Louis Jaffe (2)	8,016,667	25.6%
Gil Ottensoser (2)	8,016,667	25.6%
Philipp von Girsewald	-	-
Dr. Josef Ackermann (3)	-	-
Yassine Bouhara (3)	-	-
Fred Brettschneider (3)	-	-
Seth Waugh (3)	-	-
All directors and executive officers as a group (eight (8) individuals)	8,016,667	25.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Viking Acquisition Corp. I, 900 Third Avenue, 18th Floor, New York, NY 10022.

(2)	Viking Acquisition Sponsor I, LLC is the record holder of the shares reported herein. Håkan Wohlin, Louis Jaffe and Gil Ottensoser are the managers of Viking Acquisition Sponsor I, LLC, and its member, KingsRock Viking Acquisition, LLC. As such, they may be deemed to have or share beneficial ownership of the securities held directly by Viking Acquisition Sponsor I LLC. Such persons disclaim any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Each of our four independent directors, Dr. Joseph Ackermann, Yassine Bouhara, Fred Brettschneider and Seth Waugh, have purchased membership interests in an affiliate of our sponsor, KingsRock Viking Acquisition, LLC, for $187 which will provide them with an indirect interest in 50,000 founder shares. In addition, Mr. Brettschneider has purchased two other membership interests in KingsRock Viking Acquisition, LLC — one that he purchased for $250 which will provide him with an indirect interest in 66,667 founder shares, and the other that he purchased for $50,000 which will provide him with an indirect interest in 5,000 private placement units. Following the closing of our initial business combination, these membership interests in KingsRock Viking Acquisition, LLC will result in each of them having allocated to them 50,000 founder shares, with Mr. Brettschneider having allocated to him and additional 66,667 founder shares and 5,000 private placement units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On July 24, 2025, the Company issued an aggregate of 7,666,667 founder shares, in exchange for a $25,000 payment (approximately $0.00326 per share) from the sponsor to cover certain expenses on behalf of the Company.

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

Registration Rights

The holders of founder shares, private placement units (and their underlying securities) and units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the sponsor, officers, and directors at the completion of the Offering or acquired prior to or in connection with the initial business combination, are entitled to registration rights pursuant to a registration rights agreement signed with the initial shareholders and the representative of the underwriters prior to the effective date of the Offering. These holders are be entitled to make up to three demands and have “piggyback” registration rights. The representative of the underwriters may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the prospectus for the Offering forms a part and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on October 31, 2025, the date that the Company’s securities are first listed in New York Stock Exchange, the Company agreed to reimburse an affiliate of the managers of the sponsor, KingsRock, in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2025, no amount has been accrued for these services in the Company’s unaudited condensed balance sheet.

Promissory Note

On July 24, 2025, the Company and the sponsor entered into a loan agreement, whereby the sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the Offering pursuant to a promissory note (the “Note”). This Note is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummated the Offering. As of December 31, 2025, the Company had borrowed $98,024 under the Note. As of November 3, 2025, the Company had borrowed a total of $98,194, which was paid in full by the Company at the closing of the Offering and the borrowings under the Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial business combination, the sponsor or an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the private placement units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Director Independence

So long as we maintain listing for our securities on NYSE, a majority of our board of directors generally must be independent, subject to certain limited exceptions set forth under the rules of NYSE. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Waugh, Bouhara and Brettschneider and Dr. Ackermann are each an “independent director” as defined in the NYSE listing standards and applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from July 24, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $115,835 for the services Withum performed in connection with our Offering and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from July 24, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from July 24, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from July 24, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1*	Underwriting Agreement, dated October 30, 2025, by and between the Company and Cohen & Company Capital Markets, a Division of Cohen & Company Securities, LLC, as representative of the underwriters named therein, as amended by Amendment to Underwriting Agreement dated November 2, 2025
3.1*	Amended and Restated Memorandum and Articles of Association
4.1**	Specimen Unit Certificate
4.2**	Specimen Class A Ordinary Shares Certificate
4.3**	Specimen Public Warrant Certificate
4.4**	Specimen Private Warrant Certificate
4.5*	Public Warrant Agreement, dated October 30, 2025, by and between the Company and Continental Stock Transfer & Trust Company
4.6*	Private Warrant Agreement, dated October 30, 2025, by and between the Company and Continental Stock Transfer & Trust Company
10.1*	Insider Letter Agreement, dated October 30, 2025, by and between the Company, Viking Acquisition Sponsor I, LLC and each of its officers and directors named therein
10.2*	Registration Rights Agreement, dated October 30, 2025, by and among the Company, the Sponsor and Cohen
10.3*	Investment Management Trust Agreement, dated October 30, 2025, by and between the Company and Continental Stock Transfer & Trust Company
10.4*	Administrative Services Agreement, dated October 30, 2025, by and between the Company and KingsRock Advisors, LLC
10.5**	Form of Indemnification Agreement
14**	Code of Business Conduct and Ethics
19***	Insider Trading Policy
31.1****	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1***	Clawback Policy
101.INS**	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed with that certain 8-K filed with the Securities and Exchange Commission on November 5, 2025, an incorporated herein by reference.
**	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 10, 2025, and incorporated herein by reference.
***	Filed herewith.
****	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 17th day of March, 2026.

VIKING ACQUISITION CORP. I

By:	/s/ N. Håkan Wohlin
Name:	N. Håkan Wohlin
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ N. Håkan Wohlin	Principal Executive Officer and Director	March 17, 2026
N. Håkan Wohlin	(Principal Executive Officer)

/s/ Gil Ottensoser	Principal Financial Officer and Director	March 17, 2026
Gil Ottensoser	(Principal Financial Officer and Principal Accounting Officer)

/s/ Louis Jaffe	Chairman of the Board of Directors	March 17, 2026
Louis Jaffe

/s/ Dr. Josef Ackermann	Director	March 17, 2026
Dr. Josef Ackermann

/s/ Yassine Bouhara	Director	March 17, 2026
Yassine Bouhara

/s/ Fred Brettschneider	Director	March 17, 2026
Fred Brettschneider

/s/ Seth Waugh	Director	March 17, 2026
Seth Waugh

VIKING ACQUISITION CORP. I

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Viking Acquisition Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Viking Acquisition Corp. I (the “Company”) as of December 31, 2025 and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 24, 2025 (Inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from July 24, 2025 (Inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Viking Acquisition Corp. I in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as Viking Acquisition Corp. I's auditor since 2025.

San Francisco, CA

March 17, 2026

PCAOB ID Number 100

VIKING ACQUISITION CORP. I

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash	$1,277,337
Prepaid insurance	70,000
Prepaid expenses	23,851
Total current assets	1,371,188
Long term prepaid insurance	58,333
Cash and marketable securities held in Trust Account	231,467,889
Total Assets	$232,897,410

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$89,090
Accrued expenses	91,037
Total current liabilities	180,127
Deferred underwriting fee	9,200,000
Total Liabilities	9,380,127

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.06 per share	231,467,889

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 660,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	66
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding	767
Additional paid-in capital	—
Accumulated deficit	(7,951,439)
Total Shareholders’ Deficit	(7,950,606)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$232,897,410

The accompanying notes are an integral part of the financial statements.

VIKING ACQUISITION CORP. I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 24, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$1,260,211
Loss from operations	(1,260,211)

Other income:
Interest income on marketable securities held in Trust Account	1,376,013
Unrealized gain on marketable securities held in Trust Account	91,876
Total other income	1,467,889

Net income	$207,678

Weighted average shares outstanding of Class A ordinary shares, basic	8,576,750

Basic net income per share, Class A ordinary shares	$0.01
Weighted average shares outstanding, Class B ordinary shares, basic (1)	7,029,167

Basic net income per share, Class B ordinary shares	$0.01

Weighted average shares outstanding of Class A ordinary shares, diluted	8,576,750

Diluted net income per share, Class A ordinary shares	$0.01
Weighted average shares outstanding, Class B ordinary shares, diluted (1)	7,235,417

Diluted net income per share, Class B ordinary shares	$0.01

(1)	On November 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of the financial statements.

VIKING ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 24, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 24, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	7,666,667	767	24,233	—	25,000

Sale of Private Placement Units	660,000	66	—	—	6,599,934	—	6,600,000

Fair Value of Public Warrants at issuance	—	—	—	—	4,830,000	—	4,830,000

Allocated value of transaction costs to Private Placement Units and Public Warrants	—	—	—	—	(315,857)	—	(315,857)

Share-based compensation expense	—	—	—	—	1,023,997	—	1,023,997

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(12,162,307)	(8,159,117)	(20,321,424)

Net income	—	—	—	—	—	207,678	207,678

Balance – December 31, 2025	660,000	$66	7,666,667	$767	$—	$(7,951,439)	$(7,950,606)

The accompanying notes are an integral part of the financial statements.

VIKING ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 24, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$207,678
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid through promissory note - related party	4,697
Payment of general and administrative costs through advances from related party	12,420
Interest earned on marketable securities held in Trust Account	(1,376,013)
Unrealized gain on marketable securities held in Trust Account	(91,876)
Share-based compensation expense	1,023,997
Changes in operating assets and liabilities:
Prepaid expenses	(23,776)
Long term prepaid insurance	(128,333)
Accounts payable and accrued expenses	91,037
Net cash used in operating activities	(280,169)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	224,825,000
Proceeds from sale of Private Placement Units	6,600,000
Underwriters’ reimbursement	575,000
Repayment of promissory note - related party	(98,194)
Payment of offering costs	(344,300)
Net cash provided by financing activities	231,557,506

Net Change in Cash	1,277,337
Cash – Beginning of period	—
Cash – End of period	$1,277,337

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$89,090
Deferred offering costs paid through promissory note - related party	$81,002
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of the financial statements.

VIKING ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from July 24, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s Sponsor is Viking Acquisition Sponsor I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 30, 2025. On November 3, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements. At December 31, 2025, the Company had $1,277,337 cash and a working capital of $1,191,061.

VIKING ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The significant accounting estimates included in these condensed financial statements are the determination of the fair value of the warrants and share-based compensation. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,277,337 and did not have any cash equivalent as of December 31, 2025.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2025, the assets held in the Trust Account, amounting to $231,467,889, of which $74 were held in cash and $231,467,815 were held in marketable securities invested in U.S. Treasury funds.

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

VIKING ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, — “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Warrants included in the Private Placement Units are charged to shareholders’ deficit as, after management’s evaluation, these are accounted for under equity treatment.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

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

VIKING ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,830,000)
Public Shares issuance costs	(14,023,535)
Plus:
Remeasurement of carrying value to redemption value	20,321,424
Class A ordinary shares subject to possible redemption, December 31, 2025	$231,467,889

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per Ordinary Share (as defined in Note 5) is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from loss per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the period from July 24, 2025 (inception) through December 31, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 7,886,643 Class A Ordinary Shares in the aggregate. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per Ordinary Share:

	For the Period from July 24, 2025 (Inception) Through December 31, 2025
Basic net income per ordinary share	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$114,136	$93,542
Denominator:
Basic weighted average ordinary shares outstanding	8,576,750	7,029,167
Basic net income per ordinary share	$0.01	$0.01

	For the Period from July 24, 2025 (Inception) Through December 31, 2025
Diluted net income per ordinary share	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$112,648	$95,030
Denominator:
Diluted weighted average ordinary shares outstanding	8,576,750	7,235,417
Diluted income per ordinary share	$0.01	$0.01

VIKING ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Private Placement Warrants included in the Private Placement Units are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

Certain of the Strategic Partners and Senior Advisors invested in KingsRock Viking Acquisition, LLC, and through it, indirectly in the Sponsor, thereby sharing in the appreciation of Founder Shares and Private Placement Units held by the Sponsor, provided that the Company successfully complete a Business Combination. However, such parties will have no right to control KingsRock Viking Acquisition, LLC or the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor prior to the consummation of a Business Combination. In addition, each of the Company’s four independent directors have purchased membership interests in KingsRock Viking Acquisition, LLC for $187 which will provide them with an indirect interest in 50,000 Founder Shares. In addition, one of the independent directors has purchased two other membership interests in KingsRock Viking Acquisition, LLC — one that he purchased for $250 which will provide him with an indirect interest in 66,666 Founder Shares, and the other that he purchased for $50,000 which will provide him with an indirect interest in 5,000 Private Placement Units. None of the independent directors will have a right to control either KingsRock Viking Acquisition, LLC or the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise, prior to the consummation of a Business Combination. The sale of the founder shares to the Company’s independent directors, are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.

The third-party valuation firm valued the Founder Shares as of September 15, 2025. The probability of De-SPAC and instrument specific market adjustment was assumed to be 45.0%; the implied Class A share price was $9.82; volatility of 6.0%; and a discount for lack of marketability of 13.0%. The valuation has identified the fair value of the Founder Shares to be $3.84 per share as of grant date. The total fair value of the 200,000 Founder Shares purchased by the four independent directors and the additional 66,666 Founder Shares purchased by one of the directors is $1,023,997 or $3.84 per share.

VIKING ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Administrative Support Agreement

Commencing on October 31, 2025, the date that the Company’s securities are first listed in New York Stock Exchange, the Company agreed to reimburse an affiliate of the managers of the Sponsor, KingsRock, in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from July 24, 2025 through December 31, 2025, $60,000 amount has been accrued for these services in the Company’s balance sheet.

Promissory Note

On July 24, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummated the Initial Public Offering. As of November 3, 2025, the Company had borrowed $98,194, which was paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Due from Sponsor

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

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, $9,200,000 in the aggregate upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

VIKING ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company includes up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s first amended and restated memorandum and articles of association). As of December 31, 2025, there are 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

As of December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

Warrants

As of December 31, 2025, there were 7,886,643 Warrants outstanding, including 7,666,645 Public Warrants and 219,998 Private Placement Warrants. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing on the later of (a) 30 days after the completion of an Initial Business Combination, or (b) 12 months from the closing of the Initial Public Offering, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder.

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

VIKING ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$231,467,889

The fair value of the Public Warrants is $4,830,000, or $0.63 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

November 3, 2025
Underlying stock price	$9.79
Exercise price	$11.50
Volatility	6.50%
Probability of De-SPAC and market adjustment	50.00%
Risk-free rate	3.86%
Expected term to De-SPAC (years)	2.00
Warrant term (years)	7.00

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODMs review several key metrics, which include the following:

December 31, 2025
Cash	$1,277,337
Cash and marketable securities held in Trust Account	$231,467,889

For the Period from July 24, 2025 (Inception) through December 31, 2025
Operating and formation costs	$236,214
Interest earned on marketable securities held in Trust Account	$1,376,013

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the accompanying statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to December 31, 2025, the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.