Form 10-Q
period 2026-03-31
Viking Acquisition Corp I
filed 2026-05-15
CIK 2080023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VIKING ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VIKING ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$997,656	$1,277,337
Prepaid insurance	70,000	70,000
Prepaid expenses	42,413	23,851
Total current assets	1,110,069	1,371,188
Long-term prepaid insurance	40,833	58,333
Cash and marketable securities held in Trust Account	233,476,543	231,467,889
Total Assets	$234,627,445	$232,897,410

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$85,000	$89,090
Accrued expenses	90,234	91,037
Total current liabilities	175,234	180,127
Deferred underwriting fee	9,200,000	9,200,000
Total Liabilities	9,375,234	9,380,127

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.15 and $10.06 per share as of March 31, 2026 and December 31, 2025, respectively	233,476,543	231,467,889

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 660,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(8,225,165)	(7,951,439)
Total Shareholders’ Deficit	(8,224,332)	(7,950,606)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$234,627,445	$232,897,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$273,726
Loss from operations	(273,726)

Other income:
Interest income on marketable securities held in Trust Account	2,008,654
Total other income	2,008,654

Net income	$1,734,928

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,660,000

Basic and diluted net income per share, Class A ordinary shares	$0.06

Weighted average shares outstanding, Class B ordinary shares, basic and diluted	7,666,667

Basic and diluted net income per share, Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	660,000	$66	7,666,667	$767	$—	$(7,951,439)	$(7,950,606)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,008,654)	(2,008,654)

Net income	—	—	—	—	—	1,734,928	1,734,928

Balance – March 31, 2026 (unaudited)	660,000	$66	7,666,667	$767	$—	$(8,225,165)	$(8,224,332)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,734,928
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(2,008,654)
Changes in operating assets and liabilities:
Prepaid expenses	(18,562)
Long-term prepaid insurance	17,500
Accounts payable and accrued expenses	(803)
Net cash used in operating activities	(275,591)

Cash Flows from Financing Activities:
Payment of offering costs	(4,090)
Net cash used in financing activities	(4,090)

Net Change in Cash	(279,681)
Cash – Beginning of period	1,277,337
Cash – End of period	$997,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from July 24, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Company’s initial public offering (the “Initial Public Offering”), which is described below, and subsequently to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Viking Acquisition Sponsor I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 30, 2025 (the “IPO Registration Statement”). On November 3, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale (the “Private Placement”) of an aggregate of 660,000 private placement units (each, a “Private Placement Unit”, collectively the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”). Of those 660,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units, and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”), the representative of the underwriters purchased 310,000 Private Placement Units.

Transaction costs amounted to $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

The Trust Account

Following the closing of the Initial Public Offering, on November 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account will initially be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

MARCH 31, 2026

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay taxes (“taxes payable”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under New York Stock Exchange rules.

Pursuant to the Company’s first amended and restated memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) and Private Placement Units (and any securities underlying the Private Placement Units) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor and management team acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Codification (“ASC”) 205-40, management has determined that the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. While the Company has cash of $997,656 and working capital of $934,835 as of March 31, 2026, and these resources may not be sufficient to fund the costs associated with identifying a target business, conducting due diligence, and negotiating an Initial Business Combination.

Accordingly, the Company may require additional capital to sustain operations through the completion of an Initial Business Combination. If the Company is unable to secure adequate financing or complete a Business Combination within the required timeframe, it may be forced to curtail operations or liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these unaudited condensed financial statements are issued.

The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 18, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The significant accounting estimates included in these unaudited condensed financial statements are the determination of the fair value of the warrants and share-based compensation. Accordingly, the actual results could differ significantly from those estimates.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $997,656 and $1,277,337 and did not have any cash equivalent as of March 31, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2026, the assets held in the Trust Account, amounting to $233,476,543, of which $90 was held in cash and $233,476,453 was held in marketable securities invested in U.S. Treasury funds. As of December 31, 2025, the assets held in the Trust Account, amounting to $231,467,889, of which $74 was held in cash and $231,467,815 was held in marketable securities invested in U.S. Treasury funds.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity. Offering costs allocated to the Public Warrants and the Private Placement Units are charged to shareholders' deficit as, after management's evaluation, the underlying instruments are accounted for as equity classified.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,830,000)
Public Shares issuance costs	(14,023,535)
Plus:
Accretion of carrying value to redemption value	20,321,424
Class A ordinary shares subject to possible redemption, December 31, 2025	$231,467,889
Plus:
Accretion of carrying value to redemption value	2,008,654
Class A ordinary shares subject to possible redemption, March 31, 2026	$233,476,543

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share (as defined in Note 7) is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended March 31, 2026 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 7,886,643 Class A ordinary shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended March 31, 2026
Basic and diluted net income per Ordinary Share	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,310,334	$424,594
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,660,000	7,666,667
Basic and diluted net income per Ordinary Share	$0.06	$0.06

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On July 24, 2025, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.00326 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor had agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. The Sponsor, officers, and directors will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor, officers, and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Units (and any securities underlying the Private Placement Units) held by them. On November 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

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

The third-party valuation firm valued the Founder Shares as of September 15, 2025. The probability of de-SPAC and instrument specific market adjustment was assumed to be 45.0%; the implied Class A ordinary share price was $9.82; volatility of 6.0%; and a discount for lack of marketability of 13.0%. The valuation has identified the fair value of the Founder Shares to be $3.84 per share as of grant date. The total fair value of the 200,000 Founder Shares purchased by the four independent directors and the additional 66,666 Founder Shares purchased by one of the directors is $1,023,997 or $3.84 per share. Because the agreements did not specify any vesting terms or performance conditions, the Founder Shares were considered fully vested upon execution of the agreements. Accordingly, the Company recognized the full share-based compensation expense of $1,023,997 on the grant date.

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

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Administrative Support Agreement

Commencing on October 31, 2025, the date that the Company’s securities are first listed in New York Stock Exchange, the Company agreed to reimburse an affiliate of the managers of the Sponsor, KingsRock, in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred and paid $90,000 related to these services. During the year ended December 31, 2025, the Company incurred $60,000 under the administrative services agreement. As of March 31, 2026 and December 31, 2025, amounts outstanding under the administrative services agreement were $0 and $60,000, respectively, with the balances included in accrued expenses in the accompanying balance sheets.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Ordinary Shares

The authorized ordinary shares of the Company includes up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share (the Class A ordinary shares, together with the Class B ordinary shares, the “Ordinary Shares”). If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Company’s first amended and restated memorandum and articles of association). As of March 31, 2026 and December 31, 2025, there are 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

As of March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

Warrants

As of March 31, 2026 and December 31, 2025, there were 7,886,643 Warrants outstanding, including 7,666,645 Public Warrants and 219,998 Private Placement Warrants. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing on the later of (a) 30 days after the completion of an Initial Business Combination, or (b) 12 months from the closing of the Initial Public Offering, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026
Assets:
Cash and marketable securities held in Trust Account	1	$233,476,543

Description	Level	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$231,467,889

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$997,656	$1,277,337
Cash and marketable securities held in Trust Account	$233,476,543	$231,467,889

For the Three Months Ended March 31, 2026
General and administrative costs	$273,726
Interest earned on marketable securities held in Trust Account	$2,008,654

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Business Combination or similar transaction within the period the Company has to complete an Initial Business Combination. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited condensed statement of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the unaudited condensed financial statements.

On April 16, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with NorthStar Earth and Space Inc., a corporation existing under the Canadian Corporate Statute (“NorthStar”), and Viking NS Amalgamation Corp., a corporation existing under the Canadian Corporate Statute (“NewCo”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination,” the closing of the Business Combination is referred to herein as the “Closing” and the date on which the Closing occurs is referred to herein as the “Closing Date.” In connection with the Closing, it is expected that Viking will change its name to “NorthStar” and Viking is referred to herein as “New Viking” as of the time following such change of name.

Subject to its terms and conditions, the Business Combination Agreement provides, among other things, that (1) at least one business day prior to the Closing Date, the Company will continue from the Cayman Islands to Canada (the “SPAC Continuation”), (2) NorthStar will conduct the Company Reorganization (as defined in the Business Combination Agreement), whereby certain NorthStar loans, debentures, and Company Securities (as defined in the Business Combination Agreement) will be exchanged for or converted into Company Shares, (3) NewCo will amalgamate with and into NorthStar (the “Amalgamation”), with NewCo surviving the Amalgamation as a wholly owned subsidiary of New Viking, pursuant to an arrangement under the applicable provisions of the Canada Business Corporations Act (the “CBCA”) and the plan of arrangement in form to be agreed upon by the parties, and (4) New Viking will adopt amended and restated articles form to be agreed upon by the parties.

Concurrently with the execution of the Business Combination Agreement, on April 16, 2026, the Company and NorthStar entered into Securities Purchase Agreements (the “PIPE Agreement”) with certain institutional investors (the “PIPE Investors”). Pursuant to the PIPE Agreement, the PIPE Investors agreed to subscribe for and purchase, and NorthStar agreed to issue and sell to the PIPE Investors, immediately prior to the Closing, an aggregate number of shares of NorthStar equal to $30 million of New Viking Shares, on an as exchanged basis, as well as warrants to purchase shares of NorthStar which are to be converted into warrants to acquire 3,000,000 New Viking Shares at Closing. Such warrants will have the same terms as the New Viking Public Warrants (as defined in the PIPE Agreement). In addition, the Sponsor agreed to transfer to the PIPE Investors an aggregate of 3,000,000 Founders Shares at Closing and the Company agreed to issue 500,000 New Viking Shares to Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Viking Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Viking Acquisition Sponsor I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 24, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Initial Business Combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash derived from the proceeds of the Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Offering, described below, and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,734,928, which consisted of interest earned on cash and marketable securities held in Trust Account of $2,008,654 offset by $273,726 of general and administrative costs.

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

For the three months ended March 31, 2026, net cash used in operating activities was $275,591. Net income of $1,734,928 was affected by interest earned on cash and marketable securities of $2,008,654 and changes in operating assets and liabilities, which used $1,865 of cash from operating activities.

Following the Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

At March 31, 2026, we had cash and marketable securities held in the Trust Account of $233,476,543 (including approximately $3,476,543 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $997,656 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Initial Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we had critical accounting estimates in respects to the valuation of the warrants at the Initial Public Offering and fair value of share-based compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on December 15, 2025. There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

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

VIKING ACQUISITION CORP. I

Date: May 15, 2026	By:	/s/ N. Håkan Wohlin
	Name:	N. Håkan Wohlin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Gil Ottensoser
	Name:	Gil Ottensoser
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)