Form 10-Q
period 2026-06-30
Viking Acquisition Corp I
filed 2026-08-12
CIK 2080023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VIKING ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VIKING ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$711,805	$1,277,337
Prepaid insurance	70,000	70,000
Prepaid expenses	7,561	23,851
Total current assets	789,366	1,371,188
Long-term prepaid insurance	23,333	58,333
Cash and marketable securities held in Trust Account	235,596,242	231,467,889
Total Assets	$236,408,941	$232,897,410

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$85,000	$89,090
Accrued expenses	1,033,835	91,037
Total current liabilities	1,118,835	180,127
Deferred underwriting fee	9,200,000	9,200,000
Total Liabilities	10,318,835	9,380,127

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of approximately $10.24 and $10.06 per share as of June 30, 2026 and December 31, 2025, respectively	235,596,242	231,467,889

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 660,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(9,506,969)	(7,951,439)
Total Shareholders’ Deficit	(9,506,136)	(7,950,606)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,408,941	$232,897,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$1,281,804	$1,555,530
Loss from operations	(1,281,804)	(1,555,530)

Other income:
Interest income on marketable securities held in Trust Account	(2,119,699)	(4,128,353)
Total other income	2,119,699	4,128,353

Net income	$837,895	$2,572,823

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,660,000	23,660,000
Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.08
Weighted average shares outstanding, Class B ordinary shares, basic and diluted	7,666,667	7,666,667
Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	660,000	$66	7,666,667	$767	$—	$(7,951,439)	$(7,950,606)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,008,654)	(2,008,654)

Net income	—	—	—	—	—	1,734,928	1,734,928

Balance – March 31, 2026 (unaudited)	660,000	66	7,666,667	767	—	(8,225,165)	(8,224,332)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,119,699)	(2,119,699)

Net income	—	—	—	—	—	837,895	837,895

Balance – June 30, 2026 (unaudited)	660,000	$66	7,666,667	$767	$—	$(9,506,969)	$(9,506,136)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,572,823
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(4,128,353)
Changes in operating assets and liabilities:
Prepaid expenses	16,290
Long-term prepaid insurance	35,000
Accounts payable and accrued expenses	942,798
Net cash used in operating activities	(561,442)

Cash Flows from Financing Activities:
Payment of offering costs	(4,090)
Net cash used in financing activities	(4,090)

Net Change in Cash	(565,532)
Cash – Beginning of period	1,277,337
Cash – End of period	$711,805

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from July 24, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Company’s initial public offering (the “Initial Public Offering”), which is described below, and subsequently to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

On May 15, 2026, the Company, NorthStar and NewCo entered into Amendment No. 1 to Business Combination Agreement (the “Amendment”). The Amendment (i) revises the sequencing and mechanics of certain transactions contemplated by the Business Combination Agreement, including providing that the redemption of the Company’s public shares will occur prior to the Company’s continuation from the Cayman Islands to Canada and prior to the Closing; (ii) updates the structure and steps of the transactions to be effected at Closing, including with respect to share conversions, warrant conversions and equity exchanges in connection with the Amalgamation; (iii) clarifies the intended U.S. and Canadian tax treatment of the transactions; and (iv) makes related conforming and definitional changes to the Business Combination Agreement.

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

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Codification (“ASC”) 205-40, management has determined that the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. While the Company has cash of $711,805 and working capital deficit of $329,469 as of June 30, 2026, and these resources may not be sufficient to fund the costs associated with identifying a target business, conducting due diligence, and negotiating an Initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 18, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $711,805 and $1,277,337 and did not have any cash equivalent as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026, the assets held in the Trust Account, amounting to $235,596,242, of which $13 was held in cash and $235,596,229 was held in marketable securities invested in U.S. Treasury funds. As of December 31, 2025, the assets held in the Trust Account, amounting to $231,467,889, of which $74 was held in cash and $231,467,815 was held in marketable securities invested in U.S. Treasury funds.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity. Offering costs allocated to the Public Warrants and the Private Placement Units are charged to shareholders’ deficit as, after management’s evaluation, the underlying instruments are accounted for as equity classified.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,830,000)
Public Shares issuance costs	(14,023,535)
Plus:
Accretion of carrying value to redemption value	24,449,777
Class A ordinary shares subject to possible redemption, December 31, 2025	$231,467,889
Plus:
Accretion of carrying value to redemption value	2,008,654
Class A ordinary shares subject to possible redemption, March 31, 2026	$233,476,543
Plus:
Accretion of carrying value to redemption value	2,119,699
Class A ordinary shares subject to possible redemption, June 30, 2026	$235,596,242

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2026 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 7,886,643 Class A ordinary shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
Basic and diluted net income per ordinary share	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$632,835	$205,060	$1,943,168	$629,655
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,660,000	7,666,667	23,660,000	7,666,667
Basic and diluted net income per Ordinary Share	$0.03	$0.03	$0.08	$0.08

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

JUNE 30, 2026

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

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Administrative Support Agreement

Commencing on October 31, 2025, the date that the Company’s securities are first listed in New York Stock Exchange, the Company agreed to reimburse an affiliate of the managers of the Sponsor, KingsRock, in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid $90,000 and $180,000 related to these services, respectively. During the year ended December 31, 2025, the Company incurred $60,000 under the administrative services agreement. As of June 30, 2026 and December 31, 2025, amounts outstanding under the administrative services agreement were $0 and $60,000, respectively, with the balances included in accrued expenses in the accompanying balance sheets.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company will repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Service Provider Agreements

The Company has entered into service provider agreements with legal, advisory, accounting and other professional service providers in connection with its proposed Business Combination. Certain fees under these agreements are contractually payable upon the closing of the Business Combination. The Company recognizes the related costs as accrued expenses as the underlying services are rendered. Accrued amounts related to services performed through the reporting date are included in accrued expenses in the accompanying condensed financial statements.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Ordinary Shares

The authorized ordinary shares of the Company includes up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share (the Class A ordinary shares, together with the Class B ordinary shares, the “Ordinary Shares”). If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Company’s first amended and restated memorandum and articles of association). As of June 30, 2026 and December 31, 2025, there are 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

As of June 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

Warrants

As of June 30, 2026 and December 31, 2025, there were 7,886,643 Warrants outstanding, including 7,666,645 Public Warrants and 219,998 Private Placement Warrants. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing on the later of (a) 30 days after the completion of an Initial Business Combination, or (b) 12 months from the closing of the Initial Public Offering, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder.

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

JUNE 30, 2026

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026
Assets:
Cash and marketable securities held in Trust Account	1	$235,596,242

Description	Level	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$231,467,889

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30,	December 31,
	2026	2025
Cash	$711,805	$1,277,337
Cash and marketable securities held in Trust Account	$235,596,242	$231,467,889

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$1,281,804	$1,555,530
Interest earned on marketable securities held in Trust Account	$2,119,699	$4,128,353

VIKING ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Offering, described below, and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $837,895, which consisted of interest earned on cash and marketable securities held in Trust Account of $2,119,699 offset by $1,281,804 of general and administrative costs.

For the six months ended June 30, 2026, we had a net income of $2,572,823, which consisted of interest earned on cash and marketable securities held in Trust Account of $4,128,353 offset by $1,555,530 of general and administrative costs.

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

For the six months ended June 30, 2026, net cash used in operating activities was $561,442. Net income of $2,572,823 was affected by interest earned on cash and marketable securities of $4,128,353 and changes in operating assets and liabilities, which used $994,088 of cash from operating activities.

Following the Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

At June 30, 2026, we had cash and marketable securities held in the Trust Account of $ 235,596,242 (including approximately $5,596,242 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash of $711,805 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we will repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Initial Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated April 16, 2026 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
2.2	Amendment No. 1 to Business Combination Agreement, dated as of May 15, 2026 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on May 15, 2026)
10.1	Sponsor Letter Agreement, dated April 16, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
10.2	Voting and Support Agreement, dated April 16, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
10.3	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
10.5	Form of Securities Purchase Agreement, dated April 16, 2026 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†	The schedules to this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ACQUISITION CORP. I

Date: August 12, 2026	By:	/s/ N. Håkan Wohlin
	Name:	N. Håkan Wohlin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Gil Ottensoser
	Name:	Gil Ottensoser
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)