Form 10-Q
period 2026-09-30
NorthStar Earth & Space Enterprises, Inc.
filed 2026-11-12
CIK 2080023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

NorthStar Earth & Space Enterprises, Inc.

(formerly known as Viking Acquisition Corp. I)

(Exact Name of Registrant as Specified in Its Charter)

Canada	001-42927	86-1872510
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

384 Rue Saint-Jacques #300

Montreal, Québec H2Y 1S1

(514) 595-7474

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Beth Michelson

c/o NorthStar Earth & Space Systems, Inc.

1025 Post Road

Darien, CT 06820

(917) 669-2384

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NSTR	NYSE American LLC
Redeemable warrants, each whole warrant exercisable for one common share at an exercise price of $11.50 per share	NSTR.WS	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2026, there were 41,322,854 common shares, no par value, issued and outstanding.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from July 24, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from July 24, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from July 24, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$198,455	$1,277,337
Prepaid insurance	70,000	70,000
Prepaid expenses	23,529	23,851
Total current assets	291,984	1,371,188
Long-term prepaid insurance	5,833	58,333
Cash and marketable securities held in Trust Account	237,379,634	231,467,889
Total Assets	$237,677,451	$232,897,410

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$85,000	$89,090
Accrued expenses	2,515,849	91,037
Total current liabilities	2,600,849	180,127
Deferred underwriting fee	9,200,000	9,200,000
Total Liabilities	11,800,849	9,380,127

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of approximately $10.32 and $10.06 per share as of September 30, 2026 and December 31, 2025, respectively	237,379,634	231,467,889

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 660,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(11,503,865)	(7,951,439)
Total Shareholders’ Deficit	(11,503,032)	(7,950,606)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$237,677,451	$232,897,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from July 24, 2025 (inception) Through September 30,
	2026	2026	2025
General and administrative costs	$1,996,896	$3,552,426	$47,597
Share-based compensation expense	—	—	1,023,997
Loss from operations	(1,996,896)	(3,552,426)	(1,071,594)

Other income:
Interest income on marketable securities held in Trust Account	1,783,392	5,911,745	—
Total other income	1,783,392	5,911,745	—

Net income (loss)	$(213,504)	$2,359,319	$(1,071,594)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,660,000	23,660,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.01)	$0.08	—
Weighted average shares outstanding, Class B ordinary shares, basic and diluted(1)	7,666,667	7,666,667	6,666,667
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.01)	$0.08	$(0.16)

(1)	For the period from July 24, 2025 (inception) through September 30, 2025, excludes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On November 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; hence, the 1,000,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	660,000	$66	7,666,667	$767	$—	$(7,951,439)	$(7,950,606)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,008,654)	(2,008,654)

Net income	—	—	—	—	—	1,734,928	1,734,928

Balance – March 31, 2026 (unaudited)	660,000	66	7,666,667	767	—	(8,225,165)	(8,224,332)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,119,699)	(2,119,699)

Net income	—	—	—	—	—	837,895	837,895

Balance – June 30, 2026 (unaudited)	660,000	66	7,666,667	767	—	(9,506,969)	(9,506,136)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,783,392)	(1,783,392)

Net loss	—	—	—	—	—	(213,504)	(213,504)

Balance – September 30, 2026 (unaudited)	660,000	$66	7,666,667	$767	$—	$(11,503,865)	$(11,503,032)

FOR THE PERIOD FROM JULY 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 24, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Initial Shareholders (1)	—	—	7,666,667	767	24,233	—	25,000

Share-based compensation expense	—	—	—	—	1,023,997	—	1,023,997

Net income (loss)	—	—	—	—	—	(1,071,594)	(1,071,594)

Balance – September 30, 2025 (unaudited)	—	$—	7,666,667	$767	$1,048,230	$(1,071,594)	$(22,597)

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On November 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; hence, the 1,000,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,	For The Period from July 24, 2025 (Inception) To September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,359,319	$(1,071,594)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through promissory note – related party	—	4,697
Payment of general and administrative costs through promissory note – related party	—	12,420
Share-based compensation expense	—	1,023,997
Interest income earned on marketable securities held in Trust Account	(5,911,745)	—
Changes in operating assets and liabilities:
Prepaid expenses	322	—
Prepaid insurance	52,500	—
Accrued expenses	2,424,812	30,480
Net cash used in operating activities	(1,074,792)	—

Cash Flows from Financing Activities:
Payment of offering costs	(4,090)	—
Net cash used in financing activities	(4,090)	—

Net Change in Cash	(1,078,882)	—
Cash – Beginning of period	1,277,337	—
Cash – End of period	$198,455	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$207,631
Deferred offering costs paid through promissory note – related party	$—	$78,407
Deferred offering costs paid by Initial Shareholders in exchange for issuance of Class B ordinary shares	$—	$24,867
Prepaid expenses paid by Initial Shareholders in exchange for issuance of Class B ordinary shares	$—	$133
Prepaid expenses paid by Sponsor through promissory note – related party	$—	$2,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Organization and General

NorthStar Earth & Space Enterprises, Inc. (formerly known as Viking Acquisition Corp. I) (the “Company”) was incorporated as a Cayman Islands exempted company on July 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). On April 16, 2026, the Company entered into the Business Combination Agreement (as defined below) with NorthStar (as defined below), and on October 1, 2026, the Company consummated the Business Combination (as defined below), in connection with which the Company continued from the Cayman Islands to Canada and changed its name from “Viking Acquisition Corp. I” to “NorthStar Earth & Space Enterprises, Inc.” (see Note 10). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from July 24, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Company’s initial public offering (the “Initial Public Offering”), which is described below, and subsequently to the Initial Public Offering, identifying a target company for a Business Combination and, following the execution of the Business Combination Agreement, activities in connection with the consummation of the Business Combination. The Company did not generate any operating revenues prior to the completion of the Business Combination. The Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

The Trust Account

Following the closing of the Initial Public Offering, on November 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account were initially invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and could at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds were to remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account could be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Prior to the Closing, the Company’s first amended and restated memorandum and articles of association provided that, other than the taxes payable (as defined below), if any, none of the funds held in the Trust Account would be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s first amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

On September 28, 2026, in connection with the Business Combination, holders of 22,171,468 Public Shares submitted requests to redeem their shares for a pro rata portion of the funds in the Trust Account (approximately $10.3209 per share, or $228,828,476 in the aggregate). Such redemption requests could be withdrawn at any time prior to the Closing, and the redemptions were conditioned upon the consummation of the Business Combination, which had not occurred as of September 30, 2026. Accordingly, as of September 30, 2026, all 23,000,000 Public Shares continued to be classified as Class A ordinary shares subject to possible redemption, and no amount was payable to the redeeming holders. The redemptions were completed in connection with the Closing on October 1, 2026, following which 828,532 Public Shares remained outstanding (see Note 10).

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering were intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination was required to occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. On October 1, 2026, the Company consummated the Business Combination (see Note 10).

Under its first amended and restated memorandum and articles of association, the Company, after signing a definitive agreement for an Initial Business Combination, was required to either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay taxes (“taxes payable”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under New York Stock Exchange rules.

Prior to the Closing, pursuant to the Company’s first amended and restated memorandum and articles of association, if the Company had been unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company would have been required to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors would not have been entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) and Private Placement Units (and any securities underlying the Private Placement Units) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor and management team acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

On April 16, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with NorthStar Earth and Space Inc., a corporation existing under the Canadian Corporate Statute (“NorthStar”), and Viking NS Amalgamation Corp., a corporation existing under the Canadian Corporate Statute (“NewCo”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination,” the closing of the Business Combination is referred to herein as the “Closing” and the date on which the Closing occurs is referred to herein as the “Closing Date.” In connection with the Closing, the Company changed its name to “NorthStar Earth & Space Enterprises, Inc.,” and the Company is referred to herein as “New NorthStar” as of the time following such change of name.

Subject to its terms and conditions, the Business Combination Agreement provided, among other things, that (1) at least one business day prior to the Closing Date, the Company would continue from the Cayman Islands to Canada (the “SPAC Continuation”), (2) NorthStar would conduct the Company Reorganization (as defined in the Business Combination Agreement), whereby certain NorthStar loans, debentures, and Company Securities (as defined in the Business Combination Agreement) would be exchanged for or converted into Company Shares, (3) NewCo would amalgamate with and into NorthStar (the “Amalgamation”), with NewCo surviving the Amalgamation as a wholly owned subsidiary of New NorthStar, pursuant to an arrangement under the applicable provisions of the Canada Business Corporations Act (the “CBCA”) and the plan of arrangement in form to be agreed upon by the parties, and (4) New NorthStar would adopt amended and restated articles in a form to be agreed upon by the parties.

Concurrently with the execution of the Business Combination Agreement, on April 16, 2026, the Company and NorthStar entered into Securities Purchase Agreements (the “PIPE Agreement”) with certain institutional investors (the “PIPE Investors”). Pursuant to the PIPE Agreement, the PIPE Investors agreed to subscribe for and purchase, and NorthStar agreed to issue and sell to the PIPE Investors, immediately prior to the Closing, an aggregate number of shares of NorthStar equal to $30 million of New NorthStar Shares, on an as exchanged basis, as well as warrants to purchase shares of NorthStar which are to be converted into warrants to acquire 3,000,000 New NorthStar Shares at Closing. Such warrants were to have the same terms as the New NorthStar Public Warrants (as defined in the PIPE Agreement). In addition, the Sponsor agreed to transfer to the PIPE Investors an aggregate of 3,000,000 Founders Shares at Closing and the Company agreed to issue 500,000 New NorthStar Shares to Sponsor.

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

On July 15, 2026, the Company, NorthStar and NewCo entered into Amendment No. 2 to Business Combination Agreement (“Amendment No. 2”). Amendment No. 2 amends and restates the definition of “Revenue Run Rate” in Section 2.10(d) of the Business Combination Agreement, which is used to determine whether the revenue-based performance targets for the issuance of the Earnout Shares (as defined in Note 10) have been achieved, to include Grant Income (as defined in the Business Combination Agreement), in addition to Service Revenue and R&D Funding. For purposes of the Revenue Run Rate, Grant Income is considered on an annualized basis such that any Grant Income received once per year, or received in two or more distinct quarters and added together, is divided by four (4) and allocated ratably over the course of four calendar quarters, in each case as reported in the Company’s annual or interim financial statements for the applicable period. Except as set forth in Amendment No. 2, all other terms and provisions of the Business Combination Agreement remain unchanged and in full force and effect.

On October 1, 2026, the Company consummated its previously announced business combination with NorthStar and NewCo pursuant to the terms of the Business Combination Agreement (see Note 10).

Risks and Uncertainties

Prior to the Closing, the Company’s ability to complete an Initial Business Combination could have been adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an Initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company consummated the Business Combination on October 1, 2026 (see Note 10).

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

Prior to the consummation of the Business Combination, conditions existed that raised substantial doubt regarding the Company's ability to continue as a going concern, primarily due to the Company's scheduled liquidation date and its ability to meet its obligations. On October 1, 2026, the Company consummated its business combination with NorthStar and NewCo. The consummation of the Business Combination eliminated the requirement for the Company to liquidate pursuant to its prior organizational documents. Management has evaluated the impact of the Business Combination on the Company's liquidity and ability to meet its obligations and determined that the conditions that previously raised substantial doubt have been alleviated.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements are presented in U.S. dollars. Unless otherwise indicated, all references to “$” or “US$” in these unaudited condensed financial statements are to U.S. dollars, and references to “C$” are to Canadian dollars.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 18, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $198,455 and $1,277,337 and did not have any cash equivalent as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026, the assets held in the Trust Account, amounting to $237,379,634, were held in cash, as the Trust Account’s investments in U.S. Treasury funds were liquidated into cash on September 28, 2026. As of December 31, 2025, the assets held in the Trust Account, amounting to $231,467,889, of which $74 was held in cash and $231,467,815 was held in marketable securities invested in U.S. Treasury funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, including cash held in the Trust Account, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. On October 1, 2026, in connection with the Closing, the Company continued from the Cayman Islands to Canada pursuant to the SPAC Continuation and, for periods thereafter, is subject to Canadian income tax (see Note 10).

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Public Shares for which redemption requests have been submitted remain classified as temporary equity until the redemption becomes unconditional upon the consummation of the Initial Business Combination, as such requests may be withdrawn prior to, and the redemptions are conditioned upon, the closing. Accordingly, the 22,171,468 Public Shares for which redemption requests were submitted on September 28, 2026 are included in Class A ordinary shares subject to possible redemption as of September 30, 2026 (see Note 1). As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,830,000)
Public Shares issuance costs	(14,023,535)
Plus:
Accretion of carrying value to redemption value	20,321,424
Class A ordinary shares subject to possible redemption, December 31, 2025	$231,467,889
Plus:
Accretion of carrying value to redemption value	2,008,654
Class A ordinary shares subject to possible redemption, March 31, 2026	$233,476,543
Plus:
Accretion of carrying value to redemption value	2,119,699
Class A ordinary shares subject to possible redemption, June 30, 2026	$235,596,242
Plus:
Accretion of carrying value to redemption value	1,783,392
Class A ordinary shares subject to possible redemption, September 30, 2026	$237,379,634

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per Ordinary Share (as defined in Note 7) is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2026 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 7,886,643 Class A ordinary shares in the aggregate. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For The Period from July 24, 2025 (Inception) To September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(161,253)	$(52,251)	$1,781,916	$577,403	$—	$(1,071,594)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,660,000	7,666,667	23,660,000	7,666,667	—	6,666,667
Basic and diluted net income (loss) per Ordinary Share	$(0.01)	$(0.01)	$0.08	$0.08	$—	$(0.16)

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

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Support Agreement

Commencing on October 31, 2025, the date that the Company’s securities are first listed in New York Stock Exchange, the Company agreed to reimburse an affiliate of the managers of the Sponsor, KingsRock, in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $90,000 and $270,000, respectively, and paid $90,000 and $330,000, respectively, related to these services. During the year ended December 31, 2025, the Company incurred $60,000 under the administrative services agreement. As of September 30, 2026 and December 31, 2025, amounts outstanding under the administrative services agreement were $0 and $60,000, respectively, with the balances included in accrued expenses in the accompanying condensed balance sheets.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company will repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s Initial Business Combination (excluding any unredeemed Public Shares held by PIPE Investors to satisfy their obligations under the PIPE Financing) subject to the terms of the underwriting agreement. As of September 30, 2026 and December 31, 2025, the deferred underwriting fee payable was $9,200,000, which assumed no redemptions of Public Shares. Because the deferred underwriting fee was entirely variable based on the Public Shares not redeemed, it was reduced to $123,056 upon the Closing (see Note 10).

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Ordinary Shares

The authorized ordinary shares of the Company includes up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share (the Class A ordinary shares, together with the Class B ordinary shares, the “Ordinary Shares”). If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Company’s first amended and restated memorandum and articles of association). As of September 30, 2026 and December 31, 2025, there were 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

Warrants

As of September 30, 2026 and December 31, 2025, there were 7,886,643 Warrants outstanding, including 7,666,645 Public Warrants and 219,998 Private Placement Warrants. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing on the later of (a) 30 days after the completion of an Initial Business Combination, or (b) 12 months from the closing of the Initial Public Offering, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder.

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

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00. Beginning once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

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

As of September 30, 2026, the assets held in the Trust Account were held in cash and, accordingly, were not measured at fair value on a recurring basis. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$231,467,889

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The fair value of the Public Warrants at issuance on November 3, 2025 was $4,830,000, or $0.63 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

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

	September 30,	December 31,
	2026	2025
Cash	$198,455	$1,277,337
Cash and marketable securities held in Trust Account	$237,379,634	$231,467,889

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from July 24, 2025 (inception) Through September 30,
	2026	2026	2025
General and administrative costs	$1,996,896	$3,552,426	$47,597
Interest income on marketable securities held in Trust Account	$1,783,392	$5,911,745	$—
Share-based compensation expense	$—	$—	$1,023,997

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Business Combination

On October 1, 2026, the Company consummated the Business Combination with NorthStar and NewCo pursuant to the terms of the Business Combination Agreement, as amended by the Amendment and Amendment No. 2 (see Note 1). In connection with the Closing, the Company changed its corporate name from “Viking Acquisition Corp. I” to “NorthStar Earth & Space Enterprises, Inc.”

Overview of the Business Combination

The Business Combination Agreement provided for, among other things and subject to the terms and conditions thereof, (i) the SPAC Continuation, pursuant to which the Company continued from the Cayman Islands to Canada in accordance with the Cayman Islands Companies Act (As Revised) and the CBCA; (ii) an arrangement under Section 192 of the CBCA (the “Arrangement”), pursuant to which, among other things, NewCo and NorthStar completed the Amalgamation to form one corporate entity, with NewCo surviving the Amalgamation as a wholly owned subsidiary of the Company (the “Amalgamated Company”); (iii) the change of the Company’s corporate name to “NorthStar Earth & Space Enterprises, Inc.”; (iv) the adoption of new articles by the Company, pursuant to which all outstanding Class A ordinary shares were redesignated as common shares of the Company, no par value (the “New NorthStar Shares”), a new class of preferred shares was created and the Class B ordinary shares were eliminated; (v) the exchange of NorthStar securities and equity awards for securities and equity awards of the Company; and (vi) the listing of the New NorthStar Shares and the New NorthStar Public Warrants (as defined below) on the NYSE American LLC (“NYSE American”).

Pre-Closing Transactions

On or immediately prior to the Amalgamation and following the SPAC Continuation, among other things, (i) NorthStar completed the Company Reorganization contemplated by the plan of arrangement in respect of the Arrangement (the “Plan of Arrangement”), including the conversion, exchange or amendment, as applicable, of its outstanding shares, convertible debentures, shareholder loans, warrants and options; (ii) the subscription and purchase contemplated by the PIPE Agreement (the “PIPE Financing”) was consummated, pursuant to which the PIPE Investors purchased shares of NorthStar (the “NorthStar Ordinary Shares”) that were exchanged pursuant to the Amalgamation for an aggregate of 3,000,000 New NorthStar Shares, for an aggregate purchase price of $30.0 million, and received warrants to purchase NorthStar Ordinary Shares (the “NorthStar PIPE Warrants”) that were exchanged pursuant to the Amalgamation for warrants to acquire an aggregate of 3,000,000 New NorthStar Shares at an exercise price of $11.50 per share (the “New NorthStar PIPE Warrants”); (iii) the Sponsor transferred an aggregate of 3,000,000 Founder Shares to the PIPE Investors, proportionally to their respective investments in the PIPE Financing; (iv) each then-issued and outstanding Founder Share was exchanged for one Class A ordinary share; (v) the articles of the Company were amended to, among other things, redesignate the Class A ordinary shares as New NorthStar Shares, create an unlimited number of preferred shares, issuable in series, and eliminate the Class B ordinary shares; (vi) each then-issued and outstanding Public Warrant and Private Placement Warrant was amended to become a warrant exercisable for New NorthStar Shares in lieu of Class A ordinary shares (each, a “New NorthStar Warrant,” and the New NorthStar Warrants into which the Public Warrants were amended, the “New NorthStar Public Warrants”); and (vii) the Company issued 500,000 New NorthStar Shares to the Sponsor pursuant to the letter agreement entered into with the Sponsor in connection with the Business Combination (the “Sponsor Letter Agreement”).

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Closing Transactions

On the Closing Date, pursuant to the Arrangement and the Amalgamation, (i) NorthStar and NewCo amalgamated under the CBCA to form one corporate entity, with NewCo surviving the Amalgamation as the Amalgamated Company, a wholly owned subsidiary of the Company; (ii) each then-issued and outstanding NorthStar Ordinary Share, other than any NorthStar Ordinary Shares in respect of which Dissent Rights (as defined in the Business Combination Agreement) were duly exercised, was exchanged for that number of New NorthStar Shares equal to the Exchange Ratio (as defined in the Business Combination Agreement); (iii) each then-issued and outstanding NorthStar PIPE Warrant was exchanged for one New NorthStar PIPE Warrant to acquire one New NorthStar Share at an exercise price of $11.50 per share, subject to adjustment; and (iv) each then-issued and outstanding option to purchase NorthStar Ordinary Shares (each, a “NorthStar Option”) was exchanged for an option to acquire New NorthStar Shares (each, a “New NorthStar Exchange Option”) in accordance with the Plan of Arrangement.

Earnout Shares

Following the Closing, up to 10,000,000 additional New NorthStar Shares (the “Earnout Shares”) may be issued to the Earnout Recipients (as defined in the Business Combination Agreement) upon the achievement of the applicable revenue-based performance targets. The Sponsor will be entitled to receive 10% of any Earnout Shares issued if the applicable trading-price condition set forth in the Sponsor Letter Agreement is satisfied.

Accounting Treatment

The Business Combination will be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although the Company acquired all of the outstanding equity interests of NorthStar in the Business Combination, the Company will be treated as the “acquired” company and NorthStar will be treated as the accounting acquirer for financial statement reporting purposes. Accordingly, the Business Combination will be treated as the equivalent of NorthStar issuing shares for the net assets of the Company, accompanied by a recapitalization, with the net assets of the Company stated at historical cost and no goodwill or other intangible assets recorded.

Trust Account, Transaction Costs and Capitalization

In connection with the Closing, the Company paid an aggregate of $228,828,476 from the Trust Account to the holders of the 22,171,468 Public Shares that were submitted for redemption on September 28, 2026 and not withdrawn prior to the Closing, at which time such redemptions became unconditional (see Note 1). Following the payment of such redemptions, $8,551,158 remained in the Trust Account in respect of the 828,532 Public Shares that were not redeemed, of which 679,109 Public Shares were held by PIPE Investors that had agreed not to redeem such Public Shares and applied them toward their obligations under the PIPE Agreement (the “Non-Redeemed PIPE Shares”). At the Closing, $3,883,805 of the remaining funds in the Trust Account was paid directly to the service providers described below, and the balance of $4,667,353 was released to the Company and, together with the proceeds of the PIPE Financing, was used in part to pay the other transaction costs described below. Following the payment of such transaction costs, the Company had approximately $4.6 million of cash available to fund its operations.

Pursuant to the underwriting agreement (see Note 6), the deferred underwriting fee was entirely variable and was payable only with respect to the gross proceeds of the Initial Public Offering ($10.00 per Public Share) attributable to Public Shares that were not redeemed, excluding the Non-Redeemed PIPE Shares. Assuming no redemptions, the deferred underwriting fee would have been $9,200,000 (4.00% of $230,000,000). As a result of the redemption of 22,171,468 Public Shares and the exclusion of the 679,109 Non-Redeemed PIPE Shares, the deferred underwriting fee was payable with respect to only 307,641 Public Shares (approximately 1.3% of the 23,000,000 Public Shares) and was reduced to $123,056 (4.00% of the related gross proceeds of $3,076,410), which was paid in full in cash at the Closing. The remaining $9,076,944 of the deferred underwriting fee was not payable.

In addition, at the Closing, $3,883,805 of fees payable to legal, advisory, accounting and other professional service providers under service provider agreements pursuant to which such fees were contractually payable upon the Closing were paid directly from the Trust Account, as described above, of which approximately $2.49 million was included in accrued expenses as of September 30, 2026. In accordance with its terms, the Company ceased paying monthly fees under the administrative support agreement upon the Closing (see Note 5).

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

(F/K/A VIKING ACQUISITION CORP. I)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Immediately following the Closing, there were 41,322,854 New NorthStar Shares issued and outstanding, consisting of (i) 828,532 New NorthStar Shares into which the Public Shares that were not redeemed were redesignated, including the 679,109 Non-Redeemed PIPE Shares held by the PIPE Investors, (ii) 5,516,667 New NorthStar Shares held by the Sponsor and the other initial shareholders, consisting of 4,666,667 New NorthStar Shares in respect of the 7,666,667 Founder Shares less the 3,000,000 Founder Shares transferred to the PIPE Investors, the 350,000 New NorthStar Shares into which the Class A ordinary shares underlying the Private Placement Units purchased by the Sponsor were redesignated and the 500,000 New NorthStar Shares issued pursuant to the Sponsor Letter Agreement, (iii) 310,000 New NorthStar Shares into which the Class A ordinary shares underlying the Private Placement Units purchased by Cohen were redesignated, (iv) 5,320,891 New NorthStar Shares held by the PIPE Investors (excluding the Non-Redeemed PIPE Shares included in clause (i)), consisting of the 3,000,000 New NorthStar Shares in respect of the Founder Shares transferred by the Sponsor and 2,320,891 New NorthStar Shares issued in respect of the PIPE Financing, and (v) 29,346,764 New NorthStar Shares issued to former holders of NorthStar securities pursuant to the Arrangement. In addition, immediately following the Closing, there were outstanding 7,886,643 New NorthStar Warrants (consisting of 7,666,645 New NorthStar Public Warrants and 219,998 New NorthStar Warrants into which the Private Placement Warrants were amended), 3,000,000 New NorthStar PIPE Warrants and New NorthStar Exchange Options to acquire an aggregate of 652,084 New NorthStar Shares, and up to 10,000,000 Earnout Shares remained issuable.

Listing of Securities

Prior to the Closing, the Class A ordinary shares and the Public Warrants traded on the New York Stock Exchange under the symbols “VACI” and “VACI WS,” respectively. On October 2, 2026, the New NorthStar Shares and the New NorthStar Public Warrants began trading on the NYSE American under the symbols “NSTR” and “NSTR.WS,” respectively.

Spire Litigation

On March 1, 2022, NorthStar entered into a space-as-a-service contract (the “Spire Agreement”) with Spire Global Subsidiary, Inc. (“Spire”) pursuant to which Spire agreed to manufacture, launch and operate four satellites, providing the infrastructure to deliver images and data from space to NorthStar for use with NorthStar’s patented situational awareness technology. In addition to NorthStar’s upfront payments to Spire under the Spire Agreement, Spire agreed to provide NorthStar with US$4,500,000 in vendor financing for services to be rendered by Spire to NorthStar thereunder, through a promissory note bearing interest at an annual rate of 14% from October 20, 2023 to October 20, 2024 and increased to 18% from October 21, 2024.

The four satellites were launched in January 2024. One satellite was lost in space, and the other satellites did not function in accordance with the Spire Agreement’s requirements. Among other things, NorthStar asserted that Spire failed to manufacture and launch four replacement satellites at no additional cost to NorthStar within a commercially reasonable timeframe, as required by the Spire Agreement.

On September 30, 2024, NorthStar initiated arbitration proceedings before the International Court of Arbitration of the International Chamber of Commerce (“ICC”) seeking monetary damages and other relief relating to the Spire Agreement. On July 31, 2026, an ICC tribunal issued an award which dismissed NorthStar’s claims and granted Spire’s counterclaim in part. Pursuant to the award, NorthStar was directed to pay to Spire amounts due under the Spire promissory note of US$6,759,035, including accrued interest of US$2,259,035 for the period from October 20, 2023 to July 31, 2026. In addition, NorthStar was directed to pay certain damages of Spire and legal/arbitration fees and expenses of Spire of C$7,607,588, including accrued interest of C$158,165.

The ICC has delivered its decision on NorthStar’s August 31, 2026 Article 36(2) Application For Correction, or in the Alternative, Interpretation, which has not altered payments due under the award. NorthStar has commenced making payments to Spire with respect to the award, having made a payment of US$2,773,554 on October 28, 2026. NorthStar expects to make a second payment of US$4,155,545 and C$1,217,892 in November 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to NorthStar Earth & Space Enterprises, Inc. (formerly known as Viking Acquisition Corp. I) and, unless the context otherwise requires, to the Company prior to the consummation of the Business Combination (as defined below). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Viking Acquisition Sponsor I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Unless otherwise indicated, all references to “$” or “US$” in this Quarterly Report are to U.S. dollars, and references to “C$” are to Canadian dollars.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the ability to realize the anticipated benefits of the Business Combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), the risk factors described in the proxy statement/prospectus filed with the SEC on August 12, 2026 and the Company’s other filings on EDGAR. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Prior to the consummation of the Business Combination on October 1, 2026, we were a blank check company incorporated in the Cayman Islands on July 24, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Initial Business Combination with one or more businesses.

On October 1, 2026, we consummated the Business Combination with NorthStar (as defined below), as described below under “Recent Developments.”

Recent Developments

On April 16, 2026, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with NorthStar Earth and Space Inc., a corporation existing under the Canadian Corporate Statute (“NorthStar”), and Viking NS Amalgamation Corp., a corporation existing under the Canadian Corporate Statute (“NewCo”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination,” and the closing of the Business Combination is referred to herein as the “Closing.” On May 15, 2026, we, NorthStar and NewCo entered into Amendment No. 1 to Business Combination Agreement, which, among other things, revised the sequencing and mechanics of certain transactions contemplated by the Business Combination Agreement, including providing that the redemption of our Public Shares would occur prior to our continuation from the Cayman Islands to Canada and prior to the Closing. The Business Combination Agreement was further amended by Amendment No. 2 to Business Combination Agreement, dated as of July 15, 2026, which amended the definition of “Revenue Run Rate” used to determine the achievement of the revenue-based earnout targets to include annualized Grant Income (as defined in the Business Combination Agreement), in addition to Service Revenue and R&D Funding.

Concurrently with the execution of the Business Combination Agreement, on April 16, 2026, we and NorthStar entered into Securities Purchase Agreements (the “PIPE Agreement”) with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, immediately prior to the Closing, an aggregate number of shares of NorthStar equal to $30 million of New NorthStar Shares (as defined below), on an as exchanged basis, as well as warrants to purchase shares of NorthStar which were to be converted into warrants to acquire 3,000,000 New NorthStar Shares at the Closing (the “PIPE Financing”). In addition, the Sponsor agreed to transfer to the PIPE Investors an aggregate of 3,000,000 Founder Shares at the Closing and we agreed to issue 500,000 New NorthStar Shares to the Sponsor.

On September 28, 2026, in connection with the Business Combination, holders of 22,171,468 Public Shares submitted requests to redeem their shares for a pro rata portion of the funds in the Trust Account, or approximately $10.3209 per share, for an aggregate redemption amount of $228,828,476. Such redemption requests could be withdrawn at any time prior to the Closing, and the redemptions were conditioned upon the consummation of the Business Combination. Because the Business Combination had not been consummated as of September 30, 2026, all 23,000,000 Public Shares, including those for which redemption requests had been submitted, are presented as Class A ordinary shares subject to possible redemption in our condensed balance sheet as of September 30, 2026. In connection with the Closing, the $228,828,476 was paid from the Trust Account to the redeeming shareholders, following which 828,532 Public Shares remained outstanding.

On October 1, 2026, we consummated the Business Combination. In connection with the Closing, among other things, (i) we continued from the Cayman Islands to Canada; (ii) NewCo and NorthStar amalgamated (the “Amalgamation”), with NewCo surviving the Amalgamation as our wholly owned subsidiary; (iii) we changed our corporate name from “Viking Acquisition Corp. I” to “NorthStar Earth & Space Enterprises, Inc.”; (iv) all outstanding Class A ordinary shares were redesignated as common shares, no par value (the “New NorthStar Shares”), and the Class B ordinary shares were eliminated; (v) the PIPE Financing was consummated; and (vi) each outstanding Public Warrant and Private Placement Warrant was amended to become a warrant exercisable for New NorthStar Shares. Immediately following the Closing, there were 41,322,854 New NorthStar Shares issued and outstanding (see Note 10 to the unaudited condensed financial statements included in this Quarterly Report for the components of such shares). On October 2, 2026, the New NorthStar Shares and the New NorthStar Public Warrants began trading on the NYSE American LLC under the symbols “NSTR” and “NSTR.WS,” respectively.

The Business Combination will be accounted for as a reverse recapitalization in accordance with GAAP, under which NorthStar will be treated as the accounting acquirer for financial statement reporting purposes. Following the Closing, up to 10,000,000 additional New NorthStar Shares may be issued to the Earnout Recipients (as defined in the Business Combination Agreement) upon the achievement of the applicable revenue-based performance targets. For additional information, see Note 10 to the unaudited condensed financial statements included in this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for an Initial Business Combination and activities in connection with the Business Combination. We did not generate any operating revenues prior to the completion of the Business Combination. Subsequent to the Initial Public Offering, we generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $213,504, which consisted of $1,996,896 of general and administrative costs, partially offset by interest earned on cash and marketable securities held in Trust Account of $1,783,392.

For the nine months ended September 30, 2026, we had a net income of $2,359,319, which consisted of interest earned on cash and marketable securities held in Trust Account of $5,911,745 offset by $3,552,426 of general and administrative costs.

For the period from July 24, 2025 (inception) through September 30, 2025, we had a net loss of $1,071,594, which consisted of $1,023,997 of share-based compensation expense and $47,597 of general and administrative costs.

Liquidity and Capital Resources

On November 3, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Of those 660,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units, and the representative of the underwriters purchased 310,000 Private Placement Units.

For the nine months ended September 30, 2026, net cash used in operating activities was $1,074,792. Net income of $2,359,319 was affected by interest earned on cash and marketable securities held in the Trust Account of $5,911,745 and changes in operating assets and liabilities, which provided $2,477,634 of cash from operating activities. Net cash used in financing activities of $4,090 consisted of the payment of offering costs.

For the period from July 24, 2025 (inception) through September 30, 2025, there was no cash used in or provided by operating activities. Net loss of $1,071,594 was affected by share-based compensation expense of $1,023,997, formation and general and administrative costs paid through the promissory note – related party of $17,117 and changes in operating assets and liabilities, which provided $30,480 of cash from operating activities.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,339,392, consisting of $5,175,000 of cash underwriting fee (net of $575,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fee, and $539,392 of other offering costs.

At September 30, 2026, we had cash and marketable securities held in the Trust Account of $237,379,634 (including approximately $7,379,634 of interest income), all of which remained available for the redemption of Public Shares. Redemption requests submitted on September 28, 2026 with respect to 22,171,468 Public Shares could be withdrawn prior to the Closing and were conditioned upon the consummation of the Business Combination. In connection with the Closing, $228,828,476 was paid from the Trust Account to the redeeming shareholders, leaving $8,551,158 in the Trust Account in respect of the 828,532 Public Shares that were not redeemed (including 679,109 Public Shares held by PIPE Investors that had agreed not to redeem such Public Shares and applied them toward their obligations under the PIPE Financing). Of such amount, $3,883,805 was paid directly from the Trust Account to legal, advisory, accounting and other professional service providers, and the balance of $4,667,353 was released to us and, together with the proceeds of the PIPE Financing, was used in part to pay other transaction costs.

At September 30, 2026, we had cash of $198,455 held outside of the Trust Account. Prior to the Closing, we used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we will repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Initial Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, we had no borrowings under the Working Capital Loans.

Prior to the consummation of the Business Combination, conditions existed that raised substantial doubt regarding our ability to continue as a going concern, primarily due to our scheduled liquidation date and our ability to meet our obligations. On October 1, 2026, we consummated the Business Combination, which eliminated the requirement for us to liquidate pursuant to our prior organizational documents. Management has evaluated the impact of the Business Combination on our liquidity and ability to meet our obligations and determined that the conditions that previously raised substantial doubt have been alleviated.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor up to $30,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. In accordance with its terms, we ceased paying monthly fees under the administrative support agreement upon the Closing.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 3, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit. Additionally, the underwriters were entitled to a deferred underwriting fee, which was $9,200,000 as of September 30, 2026, payable upon the completion of the Initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee was entirely variable and was payable only with respect to the gross proceeds ($10.00 per Public Share) attributable to Public Shares that were not redeemed, excluding Public Shares held by PIPE Investors to satisfy their obligations under the PIPE Financing. As a result of the redemption of 22,171,468 Public Shares and the exclusion of 679,109 Public Shares held by PIPE Investors, the deferred underwriting fee was reduced from $9,200,000 to $123,056 (4.00% of the $3,076,410 of gross proceeds attributable to the remaining 307,641 Public Shares), which was paid in full in cash at the Closing.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 31, 2026, an arbitral tribunal of the International Court of Arbitration of the International Chamber of Commerce issued an award in the arbitration proceedings initiated by NorthStar (now the Amalgamated Company, our wholly owned subsidiary) against Spire Global Subsidiary, Inc. (“Spire”) relating to a space-as-a-service contract, which dismissed NorthStar’s claims and granted Spire’s counterclaim in part. NorthStar has commenced making payments to Spire with respect to the award. For additional information, see “Spire Litigation” in Note 10 to the unaudited condensed financial statements included in this Quarterly Report.

Item 1A. Risk Factors

Following the Closing, our business is the business of NorthStar, and the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 18, 2026 relating to our status as a blank check company are no longer applicable. Investors should carefully consider the risk factors described under “Risk Factors” in the proxy statement/prospectus forming part of our Registration Statement on Form F-4, as filed with the SEC on August 12, 2026, and our other filings on EDGAR.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on December 15, 2025. There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time. In connection with the Closing on October 1, 2026, $228,828,476 was paid from the Trust Account to holders of Public Shares who exercised their redemption rights, $3,883,805 was paid from the Trust Account directly to service providers, and the remaining $4,667,353 was released to the Company, as described in Note 10 to the unaudited condensed financial statements included in this Quarterly Report.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On September 28, 2026, in connection with the Business Combination, holders of 22,171,468 Public Shares submitted requests to redeem their shares for a pro rata portion of the funds in the Trust Account, or approximately $10.3209 per share, for an aggregate redemption amount of $228,828,476. Such redemption requests could be withdrawn at any time prior to the Closing, and the redemptions were conditioned upon the consummation of the Business Combination. The redemption amount was paid from the Trust Account in connection with the Closing on October 1, 2026.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated April 16, 2026 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
2.2	Amendment No. 1 to Business Combination Agreement, dated as of May 15, 2026 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on May 15, 2026)
2.3	Amendment No. 2 to Business Combination Agreement, dated as of July 15, 2026 (incorporated by reference to Annex A-3 to the proxy statement/prospectus included in Amendment No. 1 to the registrant’s Registration Statement on Form F-4 (File No. 333-297008), filed with the SEC on July 16, 2026)
10.1	Sponsor Letter Agreement, dated April 16, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
10.2	Voting and Support Agreement, dated April 16, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
10.3	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
10.5	Form of Securities Purchase Agreement, dated April 16, 2026 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on April 17, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†	The schedules to this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSTAR EARTH & SPACE ENTERPRISES, INC.

Date: November 12, 2026	By:	/s/ Stewart Bain
	Name:	Stewart Bain
	Title:	Chief Executive Officer

Date: November 12, 2026	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer